Form 10-K
period 2018-12-31
CRH Medical Corp
filed 2019-03-13
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-37542

CRH MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 578 – 999 Canada Place, World Trade Center

Vancouver, BC V6C 3E1

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (604) 633-1440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐

Accelerated filer	☒

Non-accelerated filer	☐

Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE American was approximately $215.8 million.

The number of outstanding common shares of the registrant, no par value, as of March 12, 2019 was 71,712,288.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement related to its 2019 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CRH MEDICAL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “predict,” “potential,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•	the size of our addressable markets and our profitability;

•	the achievement of our growth strategies and strategic plans and trends in our industry;

•	the perceived merit of our products and services;

•	our plans and expectations relating to the CRH O’Regan System and our anesthesiology operations;

•	our future financing plans and anticipated needs for working capital; and

•	our ability to predict developments in government regulation and manage our operations accordingly.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•	the absence of material adverse changes in our industry or the global economy;

•	trends in our industry and markets;

•	our ability to maintain good business relationships with our anesthesiologists, other independent contractors or any business partners;

•	our ability to comply with current and future regulatory standards;

•	our ability to protect our intellectual property rights;

•	our continued compliance with third-party intellectual property rights;

•	our ability to identify, manage and integrate acquisitions;

•	our ability to recruit and retain key personnel; and

•	our ability to raise sufficient debt or equity financing to support our continued growth.

We believe there is a reasonable basis for our expectations and beliefs, but forward-looking statements are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our ability to successfully identify and complete corporate transactions and achieve anticipated synergies relating to any acquisitions or alliances;

•	our ability to manage our growth effectively and achieve our expansion strategy;

•	our ability to retain senior management personnel who have been key to our growth;

•	changes to payment rates or methods of third-party payors and changes to U.S. laws that regulate payments for medical services;

•	our exposure to potential decreases in revenue and profit margin under our fee for service contracts and arrangements;

•	the risk that Ambulatory Surgical Centers (“ASCs”) or other customers may terminate or choose not to renew their agreements with us;

•	our ability to enforce the non-competition and other restrictive covenants in our agreements;

•	our potential need and ability to raise additional capital to fund future operations;

•	risks arising from the various restrictive covenants and events of default we are subject to under our credit facilities;

•	our ability to incur substantially more debt, which could exacerbate risks associated with increased leverage;

•	significant price and volume fluctuations in our common shares;

•	the risk that we may write-off intangible assets;

•	our ability to maintain or increase anesthesia procedure volumes at our existing ASCs;

•	our ability to successfully recruit and retain qualified anesthesiologists or other independent contractors;

•

potential adverse events related to our product or our services and related risks associated with product liability, medical malpractice or other legal claims, insurance claims, product recalls and other liabilities;•         our inability to predict the impact of health reform initiatives;

•	our ability to manage third-party service providers and maintain the quality of service that we provide;

•	risks relating to income tax audits or changes in our effective income tax rate;

•	our dependence on suppliers;

•	risks relating to unfavorable economic conditions;

•	the risk that we may be subject to a variety of regulatory investigations, claims, lawsuits, and other proceedings;

•

the risk of damages resulting from claims that that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

•	our ability to adequately protect or enforce our intellectual property;

•	the risk that patent protection for our products may expire;

•	our ability to successfully market our products and services;

•	the risk that our employees and third-party contractors may not appropriately record or document services that they provide;

•	our ability to timely or accurately bill for services;

•	the level of competition in our industry;

•

changes in federal or state laws, rules, regulations, or in interpretations of such laws, rules or regulations, which may require us to redeem our physician partners’ ownership interests in anesthesia companies under the savings clause in our joint venture operating agreements;

•	our ability to comply with U.S. federal and state fraud and abuse laws;

•	the risk that our employees and business partners may not appropriately secure and protect confidential information in their possession;

•	our ability to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption;

•	the risk that we may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the protection, use and disclosure of patient information;

•	our legal responsibility to the minority owners of the entities through which we own our anesthesia services business, which may conflict with, and prevent us from acting in, our own best interests;

•	the risk that a significant number of our affiliated physicians could leave our affiliated ASCs;

•	changes in regulations or regulatory interpretations, which may obligate us to re-negotiate agreements with our anesthesiologists or other contractors;

•	our dependence on maintaining strong relationships with physicians in order to continue the development of our products and provision of our services;

•	the extensive level of federal, state, and local regulation, and changes in law and regulatory interpretations relating to our industry;

•	the risk that unfavorable changes or conditions could occur in the states where our operations are concentrated;

•	the risk that government authorities or other parties may assert that our business practices violate antitrust laws;

•	the potential that our significant shareholders could influence our business operations and sales of our shares by such significant shareholders could influence our share price;

•	anti-takeover provisions in our constating documents that could discourage a third party from making a takeover offer that could be beneficial to our shareholders;

•	changes in the medical industry and the economy that may affect the Company’s business;

•

the existence in our industry of numerous governmental investigations into marketing and other business practices which could result in fines, penalties, administrative remedies or divert the attention of our management;

•	the evolving regulation of corporate governance and public disclosure, which may result in additional expenses and continuing uncertainty;

•	our exposure to adverse movements in foreign currency exchange rates;

•	our ability and the ability of our suppliers to comply with the U.S. Food and Drug Administration’s (“FDA”) Quality System Regulation and other applicable requirements;

•

our intention not to pay dividends on our common shares and the consequence that any return on a shareholder’s investment in our common shares will depend on appreciation, if any, in the price of our common shares;

•	the risk that as an “emerging growth company” and “smaller reporting company,” our common shares may be less attractive to investors;

•	our ability to maintain an effective system of internal control over financial reporting; and

•	the risk that our share price and trading volume could decline if securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business.

Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events, except as required by law.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. CRH and the CRH O’Regan System are registered trademarks. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Annual Report on Form 10-K are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

We express all amounts in this Annual Report on Form 10-K in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.

Except as otherwise indicated, references in this Annual Report on Form 10-K to “CRH ,” the “Company,” “we,” “us” and “our” refer to CRH Medical Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

CRH is a North American company focused on providing physicians throughout the United States with innovative products and services for the treatment of gastrointestinal (“GI”) diseases. The CRH O’Regan System is a single-use, disposable, hemorrhoid banding technology that is safe and highly effective in treating all grades of hemorrhoids. CRH distributes the CRH O’Regan System, treatment protocols, operational and marketing expertise as a complete, turnkey package directly to gastroenterology practices, creating meaningful relationships with the gastroenterologists (“GIs”) it serves. The CRH O’Regan System is currently used in all 48 lower U.S. states.

In 2014, CRH acquired Gastroenterology Anesthesia Associates, LLC (“GAA”), a full-service gastroenterology anesthesia company that provides anesthesia services for patients undergoing endoscopic procedures. Performing these procedures under anesthetic provides more comfort for patients and increases the operating efficiency of ASC’s. CRH has continued to leverage the capabilities it acquired through GAA to consolidate the highly fragmented gastroenterology anesthesia provider business. The Company’s goal is to establish itself as the premier provider of innovative products and essential services to GIs throughout the United States. Each of the Company’s two primary lines of business, the sale of medical products and the provision of anesthesia services, is discussed below. As of December 31, 2018, CRH has a majority ownership interest in 20 GI anesthesia practices in 10 U.S. states and services approximately 305,000 patient cases annually.

In 2018, the Company completed five acquisitions. All acquisitions completed during 2018 have been included in the anesthesia segment of the Company. In March 2018, a subsidiary of the Company entered into an asset purchase agreement to acquire 100% of certain assets of Shreveport Sedation Associates, LLC, an anesthesia services provider in Louisiana. In May 2018, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire 51% of the ownership interest in Western Ohio Sedation Associates, LLC, an anesthesia services provider in Ohio. In July 2018, a subsidiary of the Company entered into a membership interest purchase agreement to acquire a 51% interest in Lake Washington Anesthesia Associates, LLC, a gastroenterology anesthesia services provider in Washington State. In September, a subsidiary of the Company entered into an asset purchase agreement to acquire 100% of the ownership interest in Lake Erie Sedation Associates, LLC, an anesthesia services provider in Ohio. In December, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire 51% of the ownership interest in Tennessee Valley Anesthesia Associates, an anesthesia services provider in Tennessee. The total aggregate consideration paid for these businesses was $27,509,811 in cash and acquisition costs incurred.

The CRH O’Regan System

Invented in 1997 by laparoscopic surgeon Dr. Patrick J. O’Regan, and cleared by the FDA in 2000, the CRH O’Regan System represents a significant advancement in rubber band ligation treatment of hemorrhoids. The technology was improved in 2016, incorporating a number of features bringing the CRH O’Regan System to a new level of functionality for the practitioner and a new level of comfort and safety for the patient. The CRH O’Regan System is an entirely disposable, single-use device for hemorrhoid treatment. Previous metal instruments were introduced in the 1950s and 1960s, before the advent of virulent, blood borne pathogens such as HIV and Hepatitis B and C. Today they pose reprocessing challenges and concerns about cross-patient infection.

The ligator is a plastic plunger suction device resembling a syringe, with a built-in obturator to ease insertion, which is applied to each hemorrhoid in turn, two centimeters above the dentate line. Manual suction is induced to cause a portion of the hemorrhoid cushion to enter the nozzle, and the band is then released to strangulate the tissue. Only one band is used to facilitate the later adjustment and to reduce the risk of complications. This procedure can be performed under direct visualization with a specially designed anoscope or using a “blind” technique where the device is inserted to a mark through the anus and directed to one of the hemorrhoid cushions, which is then banded.

What are Hemorrhoids?

Hemorrhoids are normal cushions of tissue and blood vessels in the lower rectum which normally play a role in maintaining continence. In a large number of people, these hemorrhoidal cushions undergo changes which typically lead to any number of perianal symptoms. It is at this point when patients typically seek treatment for their hemorrhoidal “disease.” Hemorrhoids are classified as either external or internal:

External – swollen vascular and soft tissue that is present below the “Dentate Line,” which can often be seen and felt under the skin outside the anal canal. They often appear as a small bulge and are the same color as the skin. These can become irritated, inflamed or thrombosed, are generally treated by over the counter remedies or in some cases, a surgical procedure. External hemorrhoids are often mistakenly “blamed” for patients’ symptoms that are actually caused by their internal hemorrhoids, explaining why so many patients with “external” symptoms respond to treating their internal hemorrhoids.

Internal – swollen and prolapsing vascular tissue that are inside of the anal opening, and form above the “Dentate Line.” When internal hemorrhoids become abnormal, they may protrude out through the anus while straining or during defecation. A reference to “hemorrhoids” in a clinical setting is generally a reference to internal hemorrhoids.

Internal hemorrhoids fall into one of four “grades” depending on the degree of severity. Grade I hemorrhoids do not prolapse, and so very infrequently cause symptoms. These patients are usually treated with over the counter remedies and diet, and if any symptoms are present they are typically self-limited. Grades II through IV are typically in need of treatment and rubber band ligation is the most frequent type of treatment utilized on these patients, although most Grade IV patients require surgical intervention, which is quite costly and painful. Successful treatment of lesser grades of hemorrhoids may well prevent the development of Grade IV disease.

There are many presumed factors that may increase the likelihood of developing hemorrhoidal symptoms. These factors include: aging, chronic constipation or diarrhea, pregnancy, hereditary issues, chronic straining during bowel movements and faulty bowel function due to overuse of laxatives or enemas. Hemorrhoid symptoms include: itching, bleeding, swelling, prolapse, leakage, and in patients with associated external hemorrhoids, lumps and pain.

According to the National Institute of Health, the prevalence rate of hemorrhoids in the United States is at least 4.4% of the population, and approximately 50% of the U.S. population will develop symptomatic hemorrhoids by age 50.

According to the American Society of Colon and Rectal Surgeons, hemorrhoids are one of the most common ailments, with the onset typically occurring usually after age 30. The peak prevalence occurs between 45 and 65 years of age. Most patients with milder cases appear to suffer in silence, or may seek over-the-counter remedies, rather than turning to a medical professional.

Hemorrhoid Treatment Procedures

Rubber Band Ligation

A small rubber band is placed around the base of the hemorrhoid inside the rectum. The band cuts off circulation, the banded tissue sloughs within a few days, and scar tissue forms, preventing the tissue from prolapsing or causing symptoms. Rubber band ligation may be utilized for the vast majority of hemorrhoid patients.

The banding technique is the most widely accepted form of treatment as it requires no anesthesia, is simple to perform, can be done in a doctor’s office, and is relatively inexpensive and effective. The CRH O’Regan System is an example of this treatment technique.

Coagulation by use of infrared light (“IRC”)

Coagulation by use of infrared light causes the treated hemorrhoid tissue to coagulate, creating scar tissue that is intended to stop the prolapse, lessening the hemorrhoidal symptoms. It is mostly used for grade 1 or small grade II hemorrhoids. IRC has been shown to be less effective than rubber band ligation, as it typically requires more treatments with a higher recurrence rate.

Injection sclerotherapy with chemicals

With injection sclerotherapy, a doctor injects a chemical solution under the surface of the hemorrhoid. The solution causes inflammation and scarring of the tissue in an attempt to keep the hemorrhoidal tissue from causing symptoms. This technique is not widely used, and complications can occur if the solution is not injected precisely where it is needed.

Surgery

A hemorrhoidectomy is performed by a surgeon with local anesthetic plus sedation, or more typically a spinal anesthetic or a general anesthetic. It is sometimes performed on an outpatient basis, but an overnight or inpatient hospital stay can be required. It is a more expensive procedure than the other options as it is required to be performed in a hospital or ambulatory surgery center. Surgery is accompanied by greater cost, as well as post procedural pain and disability.

Stapling

A “PPH” or a “stapled hemorrhoidectomy” utilizes a specialized device which can cut and then staple together a portion of the rectal lining, causing scar tissue that typically keeps the hemorrhoid tissue in place, minimizing the patient’s symptoms. This procedure gained favor because it caused less pain and disability than the conventional surgical hemorrhoidectomy, but more recent experience has shown that this procedure is not without the potential for significant complications.

Transanal Hemorrhoidal Dearterialization

A more recent development, this surgical procedure utilizes a specialized scope to help identify the arteries which supply blood to the hemorrhoidal tissues. This localization allows for the surgeon to suture those vessels, reducing blood flow to the hemorrhoids as well as to cause scarring which helps to minimize hemorrhoidal symptoms. This technique demonstrates promise, but it is still a surgical procedure, causing significantly more pain and disability than the non-surgical approaches outlined above. This technique has demonstrated as high as a 25% short term failure rate.

Evidence of Use for the CRH O’Regan System

A large 2005 study of the CRH O’Regan System reported the lowest hemorrhoid treatment complication rate ever published at 16 out of 5,424 procedures, or 0.3%. Post-band bleed occurred in eight patients (0.4%), post-band pain in three patients (0.2%) and post-band thrombosis in five patients (0.3%). No other complications were observed. Compared to conventional rubber band ligation, these figures demonstrate a ten-fold reduction in complications. The results also showed the CRH O’Regan System to have lower recurrence (4.8%) at two years than previous banding techniques (12%) or even hemorrhoidectomy (5-8%). However, patient compliance with dietary changes and recommended bowel habits may have marked influence on recurrence rates and long-term studies to confirm whether this distinction exists at late follow-up have not been conducted.

A 2006 study was conducted to evaluate the effectiveness and complications associated with rubber band ligation using the CRH O’Regan System. The study included treatment for 60 patients and no major complications were noted. The study concluded that the CRH O’Regan System is associated with a good response and low complication rate. Minor early and late bleeding was reported in 10% and 6.7% of patients, respectively, but none was severe. Pain occurred in 6.7% of patients, but was not severe. In all cases clinical and endoscopic improvement was observed and patients of all ages, including the elderly, were found to be tolerant to the procedure. The study concluded the technique is a safe and reliable treatment option.

A 2008 study involving 113 patients and a total of 257 banding events concluded that the outpatient treatment of hemorrhoids by GIs using the CRH O’Regan System is safe and effective. Initial symptoms were resolved in 94% of patients, and rectal bleeding resolved in 90% of patients after at least one banding event. These results were sustained at three months. There were no cases of pelvic sepsis. Patient satisfaction with the CRH O’Regan System was high. Overall, 81% of patients were highly satisfied with their treatment and 75% of patients said they would choose this therapy again over a surgical option and/or recommend it to a friend. Patients do not require time off from work after the procedure.

A 2010 study titled The Long Term Results of Hemorrhoid Banding Using the O’Regan Disposable Suction Ligator, involved 20,286 ligations with the CRH O’Regan System on 6,690 patients. The results indicated an 8% recurrence of all three hemorrhoids over an average of 42 months and a 5% partial recurrence (one or two hemorrhoids). Complications were 0.2% per band or 0.6% per course of treatment. In light of the low recurrence and partial recurrence rates, the study concluded that the use of the CRH O’Regan System was a significant improvement on Barron’s original rubber band ligation device and that the CRH O’Regan System has performed well since its introduction.

In order to improve ease of use and patient comfort, the Company began distributing its upgraded ligator in 2016. The improved CRH O’Regan System incorporated a built-in obturator which eases insertion as well as limits the trauma that can be inflicted by utilizing an alternative device with an “open jaw.” The “anti-pinch” feature further adds to patient comfort, and a feature which helps to prevent misfires makes the device more reliable when treating patients. These upgrades have improved the safety profile of the device, and have further reduced patient pain and post-banding complaints.

Commercialization Strategies

In 2008, as a strategy to achieve rapid adoption of the CRH O’Regan System by a broader segment of the medical community, the Company began developing the capability to bring our CRH O’Regan System directly to physicians. We believe this strategy, called the “Direct-to-Physician Program,” positions the Company to increase the number of physicians who use utilize its products and capture more market share while building brand awareness and value.

Approximately 15 million colonoscopies are performed annually in the United States by approximately 14,000 GIs. Studies have shown as many as 40% of colonoscopies demonstrate significant hemorrhoidal changes. Given that gastroenterologists perform the majority of colonoscopies in the United States, CRH’s Direct-to-Physician Program specifically targets these providers because they are regularly diagnosing hemorrhoids and are able to adequately screen patients prior to the procedure. The CRH O’Regan System provides GIs with an effective modality to treat hemorrhoidal disease and increase their practice revenue.

CRH is actively expanding the Direct-to-Physician Program by targeting the distribution of the CRH O’Regan System directly to the over 14,000 GIs practicing in the United States. CRH utilizes many methods to create awareness and demand for the CRH O’Regan System. Awareness is created through a number of channels and tactics, including key opinion leader endorsement and GI word-of-mouth; articles and advertisements in professional journals and publications; “Grand Rounds”-type presentations at academic institutions and Gastroenterology Fellowship Training Programs; exhibits and product demonstrations at GI conferences; and targeted email and direct mail campaigns. The information on the CRH O’Regan System website, including procedure videos and published research, also serves as an educational tool and an important source of awareness to the GI community. To date, CRH has provided training relating to the use of the CRH O’Regan System to approximately 3,000 GI’s at over 1,100 practices.

The Company is introducing the CRH O’Regan System into the curriculum of the approximately 190 academic and hospital-based Gastroenterology Fellowship Programs throughout the United States as perianal care is not traditionally a topic covered during training. The treatment of hemorrhoids is a natural extension of the GI practice. Hemorrhoid treatment with the CRH O’Regan System expands the continuum of care and provides a fast and painless solution to patients. Since many hemorrhoid patients also require colonoscopy and other endoscopic services, adoption of the CRH O’Regan System creates additional patient and procedural revenue for the GIs’ traditional practice.

In addition, the integration of the CRH O’Regan System into a GI practice may increase practice revenues. For example, the treatment of patients using the CRH O’Regan System generates an hourly procedural reimbursement approximately equal to or greater than that of colonoscopy procedures. Offering these treatments also brings new patients into the practice, many of whom require additional diagnostic procedures. Moreover, the reimbursement is typically generated without the need for any additional staff, capital expenditures or facility requirements.

In contrast to other treatment modalities, the CRH O’Regan System procedure takes less than a minute to perform, does not require anesthesia or bowel preparation, is well tolerated by patients, and can be performed in an office setting as well as in ASCs. The CRH O’Regan System is totally disposable and does not require any capital investment.

CRH provides a comprehensive support program for GI practices, including providing clinical training, operational training and marketing programs and materials.

CRH provides physician-to-physician training for GIs at their own practice setting with patients they identify and recruit for treatment. This enables the GI to see a variety of pathologies and learn the procedure by treating patients in a “hands-on” manner, ultimately leading to a greater comfort level with the technology and the associated necessary treatment protocols. These initial patients are also then scheduled for subsequent bandings, contributing to the start-up and growth of hemorrhoid procedures within the practice.

CRH also provides operational training and support to ensure that GI office staff are comfortable describing the procedure and are able to address the questions most frequently asked by hemorrhoid sufferers seeking our treatment. The training includes hemorrhoid education, technology facts, phone scripts, frequently-asked questions, optimal patient flow processes and scheduling methodologies, and a billing and coding overview. In addition, CRH provides hemorrhoid content that may be added to the GI practice website. The goal is to ensure that the GI practice can effectively convert treatment inquiries into patient appointments and bring new patients in.

CRH provides a comprehensive marketing support program to assist GIs with integrating the CRH O’Regan System into their practice. Marketing programs and materials are available at no charge and are designed to quickly and effectively educate new and existing patients about the procedure.

CRH also provides web-based marketing resources to GI practices by adding their practice profile to the CRH website. The CRH consumer website (www.crhsystem.com) directs hemorrhoid sufferers to trained physicians near them who offer our procedure. The creation of a direct link between the practice website and the CRH website has been one of the most beneficial tools for driving new patients to our GI partner practices. Information contained on, or accessible through, our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference.

Specialized Skill & Knowledge

The Company’s management, medical and support teams have developed specific skills and knowledge in the U.S. healthcare market from the Company’s prior operation of Centers for Colorectal Health and many years managing and developing its Direct-to-Physician Program. We believe that the extent and breadth of the Company’s experience delivering healthcare services, developed through years of operating across multiple U.S. states, have provided it with a national scope of knowledge that is not easily acquired or replicated. On a national scale, there is a significant amount of fragmentation of legal requirements, divergence in medical service reimbursement levels, and local healthcare contracting that the Company must evaluate prior to penetrating any particular market. Over the course of its operating history, we believe the Company has acquired the knowledge necessary to gather and process the critical information required to measure quantifiable decisions to enter prospective markets. The Company continues to develop this knowledge and expertise by expanding the know-how of its existing management and acquiring new personnel with the requisite skill sets.

Competition

The majority of rubber band ligation procedures are performed using metal re-usable ligators and retractors. In the same way that disposable syringes have replaced re-usable syringes in most medical applications, disposable ligators have replaced re-usable ligators. The table below compares the CRH O’Regan Ligator to the traditional ligation device and other hemorrhoid treatment devices.

	CRH O’Regan System	McGiveny Ligator	Other Diposable Ligators	EZ Band	IRC	HET	Endoscopic Banding
Assistance required	No	Often	Often	No	Often	Often	Yes

Length of procedure	Approximately 1 minute	Approximately 5 - 15 minutes	Approximately 5 - 10 minutes	Approximately 1 minute	Approximately 5 - 10 minutes	Approximately 5 - 10 minutes	Approximately 10 - 30 minutes

Patient comfort	No Anoscope required, greater patient comfort. Obturator and anti-pinch aids insertion and minimizes discomfort Least painful of available techniques	Anoscope and technique increase patient discomfort	Technique and multiple site banding increases patient discomfort	No Anoscope required No obturator Open-cylinder device which can lead to excess anal tissue capture or painful insertion and may entirely preclude insertion in some patients with anal spasm/fissure	Anoscope and technique increases patient discomfort	Most patients receive anesthesia because of risk of discomfort	Requires bowel preparation and sedation Highest incidence of post-banding pain

Ease of Use by Physician	Easy to learn one handed technique	2 handed techniques required, instrumentation is more difficult to utilize	2 handed technique required	One handed technique	2 handed technique required	Requires specialized anoscope and grasping devices	Requires endoscope and multiple assistance

Cleaning	Disposable	Sterilization and maintenance required.	Disposable, significantly more waste with suction tubing canisters	Disposable	Disposable	Disposable	Sterilization and maintenance required.

Additional Equipment/Capital Investment required	None	Up front instrument purchase Cleaning and sterilizing expense	Wall suction	Not required	Console unit to produce infrared	Current generator some instrumentation	Endoscopic facility and associated equipment

Training	On-site physician training	None	Non physician onsite and video	Webinar	Video	Non-physician onsite and video	Training included in fellowship

Other Support	Marketing and operational	None	Very limited	Limited marketing materials	Patient education at additional cost	None	None

Cost	$70	Initial cost + cost of cleaning and maintenance	$30 – 75 (includes tubing and canisters)	$35	Initial investment plus cost per treatment of ~$60	Initial investment plus a per treatment cost >$600/procedure	$250 + cost of endoscopy, ASC, etc.

Foreign Operations

While the Company’s headquarters are in Vancouver, British Columbia, substantially all of the Company’s revenues from sales of the CRH O’Regan System are generated in the United States.

The Company is actively working to begin distributing the CRH O’Regan System in China. The device has received CFDA approval and is currently undergoing a clinical trial at the Beijing Anorectal Hospital.

Regulatory Approval

The FDA, Health Canada, and comparable agencies in other foreign countries impose requirements upon the design, development, manufacturing, marketing and distribution of medical devices. The applicable regulations require clearance or approval before the devices can be sold. After the applicable approvals are granted the regulatory agencies require companies to comply with quality system requirements and maintain annual registrations.

The Company has FDA 510(k) clearance (K963166 and K020702) for the United States and Medical Device License #65043) for Health Canada. These registrations are legal prerequisites for the Company to market and sell the CRH O’Regan Ligator, Anoscope and CRH O’Regan System in the United States and Canada, and many countries worldwide that accept these registrations. The Company sub-contracts the design and manufacture of its O’Regan products to a Canadian manufacturer that holds certification for CRH products to ISO13485:2016 MDSAP.

For a more fulsome description of the regulations applicable to the Company’s products and services, see the section below titled “Government Regulation.”

Operations and Manufacturing

The Company manages sub-contracted activities and Quality Management System activities to ensure compliance with the requirements of ISO 13485:2016 MDSAP and Current Good Manufacturing Practices and is committed to continuously improve the quality of our products and services to better satisfy the needs and expectations of our customers.

All subcontractors are monitored and evaluated on a regular basis to ensure the highest quality product. We manage the activities of our supply chain on a continuous basis. While the Company has outsourced design and manufacturing activities, we maintain direct control over customer service activities to ensure that we provide our best service to our customers. Through an established system of customer feedback we are able to monitor for signs of quality problems and customer issues.

Customer, Professional and Technical Services

The Company has established a feedback system to provide early warning of quality problems and to determine whether it has met the customer’s requirements. Customer complaints, expressions of satisfaction and other unsolicited customer feedback are collected and processed by Customer Service. As discussed above, our licensed physician medical directors provide professional and consultative support to our Customers.

Cycles and Economic Dependence

The provision of healthcare services in the United States has changed as a result of the shifts within the healthcare insurance market. Some of these shifts include a decline in overall Health Maintenance Organization market-share due to patients demand to see “out of network” physicians. Other shifts are high deductible plans and health savings plans that are shifting the burden of healthcare expenditures directly to patients. These shifts have an effect on the frequency and the types of treatment that patients will seek and thus have an effect on treatments that may be considered elective. Although the treatment of hemorrhoids with ligation is a covered procedure by most insurance plans, some patients may still consider the treatment as elective due to the above factors.

The Company is economically dependent on one critical supplier for the CRH O’Regan System. The supplier, a clean room injection molding manufacturing company based in Ontario, Canada, performs contract manufacturing and assembly for the Company. Currently, the Company has one set of manufacturing molds for each product produced, which is used for the injection molding and these molds are inventoried at the supplier’s facility. See the risk factor titled “Our dependence on suppliers could have a material adverse effect on our business, financial condition and results of operations” in Item 1A.

Revenue from the sale of the CRH O’Regan System was $10,959,215 and $11,501,005 for the years ended December 31, 2018 and 2017, respectively. Many healthcare plans in the United States have deductibles and other patient related costs for the treatment of hemorrhoids. As a result of these plans, and other factors, the Company may experience fluctuations in quarterly revenue.

Gastroenterology Anesthesia Services

In 2014, CRH became a full-service gastroenterology anesthesia company with the platform purchase of Gastroenterology Anesthesia Associates, LLC (“GAA”). In all, CRH has completed 21 anesthesia acquisitions to date. The Company provides anesthesia services for patients undergoing endoscopic procedures performed by GIs in Ambulatory Surgery Centers (“ASC’s”) in the United States. Most commonly this is propofol sedation for upper endoscopy and lower endoscopy procedures performed in ASCs. As part of each acquisition, the Company enters into a service agreement with each ASC to become the exclusive provider of anesthesia services at that location. In return, CRH undertakes to staff the facility with the appropriately trained and experienced anesthetists and board-certified anesthesiologists. The Company receives and records revenue through fee for service arrangements with commercial and government insurance providers. The serviced GI group or ASC is not responsible for payment for the procedure.

The Company currently provides anesthesia services in 47 GI-focused ASCs, to more than 320,000 patients per year, using a team of more than 400 Certified Registered Nurse Anesthetists and Physician Anesthesiologists.

Evidence of Use

Based upon Medicare claims data, more than 50% of the approximately 25 million GI endoscopy procedures are performed with monitored anesthesia care. The remaining procedures use moderate sedation, typically by combining an opioid and benzodiazepine (e.g. the fentanyl-Versed regimen), which does not require the involvement of an anesthetist.

The use of anesthesia for GI endoscopic procedures has shown a significant increase in use over the last decade. A Medicare cohort study showed an anesthesia utilization rate of 11% in 2000, rising to 23.4% in 2006, while a published survey of commercial payor data showed anesthesia was used in 13.6% of cases in 2003, increasing to 35.5% in 2009, and was forecasted to increase to 53.7% during 2015. We believe anesthesia for GI endoscopy is the standard of care and that adoption will continue to increase.

The Centers for Disease Control and Prevention (“CDC”) launched the Screen for Life: National Colorectal Cancer Action Campaign in 1999 with the goal of raising awareness about the importance of colorectal cancer screening. As of 2016, the program found that only 67.3% of U.S. adults were up to date with their colorectal screening. The campaign’s current goal is to have 80% of the population between the ages of 50 and 75 up to date on their screening by 2018.

The United States Census Bureau projects that the number of Americans between the ages of 50 to 75, the group targeted for screening, will grow from 91 million in 2014 to 99 million in 2020. Assuming 80% of that population gets screened, as targeted by the CDC, an additional 6.4 million colonoscopies would have to be performed in that period.

Physician and Patient Preference

GIs prefer Propofol sedation due to its pharmacologic properties that include rapid onset, rapid recovery and fewer recovery-associated symptoms compared to moderate sedation. This is associated with increased patient compliance during the procedure and less utilization of resources during recovery, which can improve costs, procedure throughput and scheduling efficiency.

Patients also strongly prefer the use of anesthesia, which allows for a more comfortable procedure and a reduced recovery time that is free from nausea, memory loss and drowsiness associated with the moderate sedation regimen.

Commercialization Strategies

The Company’s anesthesia business strategy has been to establish itself as a high quality, reliable provider of anesthesia services to ASCs performing GI endoscopies. There are approximately 1,000 single-specialty-GI Medicare certified ASCs in the United States, of which the Company currently serves 46. The Company expects to further penetrate the market through its acquisition strategy, with the goal of increasing the number of facilities in which it serves.

Similar to GAA and the Company’s other 19 acquisitions, the Company seeks to acquire established GI-focused anesthesia groups. GI anesthesia acquisitions consist of either a 100% acquisition or a joint venture acquisition structure where the Company acquires a controlling interest. The joint venture model allows the physician group to monetize a portion of their anesthesia business while retaining an ongoing revenue stream and reducing risk from an operational, regulatory, and reimbursement standpoint. The acquired anesthesia group provides anesthesia services to the partner ASC under a professional services agreement.

We believe there are several GI groups that lack the knowledge and resources to launch and maintain their own anesthesia group. To address this, the Company has created a Monitored Anesthesia Care (“MAC”) Development Program as an option for groups wishing to provide anesthesia services to their patients. This arrangement provides greater control over the anesthesia services through a co-management arrangement with the Company while also providing additional revenue for the physicians. These business arrangements include the initial development and ongoing management of the anesthesia group. Additionally, CRH may be provided a contractual right of first refusal on the purchase of the anesthesia group and/or a future option to purchase a controlling interest in the anesthesia group. In each case, the Company integrates the acquired professional service agreements into its established billing and staffing processes to maximize quality assurance and efficiencies.

Overall, these acquisitions generally experience annual volume growth, primarily driven by patient case growth of the referring GI group.

CRH provides an anesthesia services solution that integrates quickly with the GI group practice with little or no disruption. While the GIs are actively involved with CRH in establishing the anesthesia group, CRH’s involvement allows GIs to focus on their core business of endoscopic procedures to achieve greater results for their patients. In addition to the daily assistance in the management of the anesthesia group through billing, collections, staff recruitment, credentialing, and scheduling, those partnering with CRH take advantage of our quality assurance and quality improvement program, data collection and reporting, and patient questionnaires. All of these processes can be a burden for many GI practices, but we believe they are critical to measuring quality and treatment outcomes.

CRH has established itself as a long-standing, trusted partner in the GI community through the CRH O’Regan System due to its focus on the patient and by providing a level of service to both the GI and practice staff that we believe is unparalleled in the industry. CRH Anesthesia Services continues to achieve this same high level of quality and service, while leveraging the relationships that have been established with approximately 3,000 GIs throughout the country to date.

As a result, we believe the Company has established its reputation as a high-quality provider of, and partner in, anesthesia services, thereby fostering maintenance and adoption of its services. This may lead to other non-GI anesthesia opportunities in the future.

Specialized Skill and Knowledge

The Company maintains national medical directors responsible for reviewing, implementing and supporting evidence based clinical practices. The Company’s clinical and operational thought leaders serve on the Quality Management Committee, chartered to help drive the clinical quality of the Company and to ensure that all patients receive the highest quality of care. Committee members review specific cases, research, survey readiness practices and various other data with the intent to continuously enhance their understanding of anesthesia care and to disseminate learnings and best practices Company-wide. Often these learnings are transferred through on-site provider education sessions and in-services.

To support the independent needs of providers, the Company offers both W2 employment as well as 1099 contractor status. The Company has insourced recruitment to ensure alignment and focuses efforts on experienced providers, typically maintaining three or more years of clinical experience. A defined provider on-boarding process orients each provider to their respective facilities and clinical policies and procedures of the Company. Once onboarded, the ability to retain these providers resides in the Company’s competitive compensation and benefits, strong clinical support and expansive clinical opportunities across the broad portfolio of sites nationally.

The Company focuses diligently on the overall patient experience delivered across the communities served. Patient experience is measured through a survey system, offering real-time patient and caregiver insights. Feedback from the surveys is consistently monitored at the local level as well as by the centralized Quality Management Committee in order to drive change.

Additional areas of expertise include payer and provider credentialing, payer contracting and revenue cycle management and optimization, which is provided through an exclusive relationship with an outsourced provider. These key practices ensure continual alignment with regulatory requirements as well as the efficient and optimal collection of revenue.

The Company has streamlined and standardized their ability to deliver these specialized skills to businesses through their dedicated integration resources. The integration team ensures a seamless transition and onboarding experience for GI physicians and anesthesia providers alike. As part of the integration process, clinical and regulatory compliance policies and practices promote ethical and compliant practices, while also providing internal controls to proactively address any identified potential concerns. Fundamentals include provider education and access to compliance leadership to report and address potential concerns or non-compliant behaviors.

Competition

The majority of GI ASCs are currently utilizing anesthesia services for its endoscopic procedures through groups affiliated with their GI practice. It is these groups the Company targets for acquisition. The remainder utilize 3rd party management or staffing companies. These 3rd parties are generally small, fragmented, and not well-capitalized, offering no opportunity for acquisition.

Those GI ASCs not currently utilizing anesthesia for its endoscopic procedures are targets for the Company’s MAC Development Program. Local 3rd party management and staffing companies compete for these programs, however they do not offer the same breadth of services, nor the potential for a future acquisition.

Additionally, the Company competes with large GI practices, led by private equity groups that are active in acquiring and consolidating physician practices, including related ancillary services, such as GI anesthesia.

The Company plans to continue to primarily focus on the GI market and leverage its reputation for high-quality value-added service, established through its CRH O’Regan System business, to consolidate the market and further establish itself as a trusted anesthesia provider.

Intangible Properties

The Company’s intangible properties pertaining to the anesthesia business include its exclusive professional service agreements with each of the serviced facilities. The majority of our agreements are multi-year and contain auto-renewal features.

Foreign Operations

While the Company’s headquarters are in Vancouver, British Columbia, all of the Company’s revenues for anesthesia services are generated in the United States.

Economic Dependence

Though highly recommended, GI endoscopies such as colorectal screenings, are primarily elective procedures and are therefore susceptible to the dynamics of the general economy, which can influence the proportion of the population covered by private insurance and the number of patients willing to pay relevant copays and deductibles, thereby influencing overall procedure volumes.

The Company’s anesthesia services are dependent upon the continuous recruitment and retention of qualified Anesthetists and Anesthesiologists. As the demand for Anesthetists and Anesthesiologists in hospitals and non GI ASC’s increases, there is a potential for cost increases for these resources. See the risk factor titled “Our ability to successfully recruit and retain qualified anesthesiologists or other independent contractors” in Item 1A.

The Company’s anesthesia services rely upon the ample and continual supply of Propofol or potential sedation alternative. When necessary, CRH currently sources Propofol through supply agreements with narcotics manufacturers and its physicians and medical practitioners. See the risk factor titled “Our dependence on suppliers could have a material adverse effect on our business, financial condition and results of operations” in Item 1A.

We depend primarily on U.S. government, third party commercial and private and governmental third-party sources of payment for the services provided to patients. The amount we receive for our services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. For a description of the risks relating to changes in U.S. government health care programs, see the risk factors titled “Changes to payment rates or methods of third-party payors, including United States government healthcare programs, changes to the United States laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues” and “We are unable to predict the impact of health reform initiatives, including reform initiatives relating to the PPACA” in Item 1A.

Though the co-pay and deductible for anesthesia during screening colonoscopies was eliminated in 2015 as a part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), many private healthcare plans in the United States have deductibles and other patient-related costs. As a result of these plans, payor mix, and other factors, the Company may experience fluctuations in quarterly revenue.

Revenue from anesthesia services was $101,790,165 and $83,505,140 for the years ended December 31, 2018 and 2017, respectively. In 2018, the Company’s revenue from anesthesia services for the acquisitions completed through December 31, 2017 were negatively impacted by the November 2, 2017 Centers for Medicare and Medicaid Services (“CMS”) final rule which came into effect on January 1, 2018 and by changes in the per unit reimbursements received from our commercial payors. The CMS final rule impacted our revenue per case by an estimated 9% and the changes from our commercial payors impacted our revenue per case by an additional 4%. These negative impacts to anesthesia revenue were partially offset by organic growth in patient cases and deployment of available capital for acquisitions, and we expect similar offsets in the future.

Intellectual Property

A vital part of the Company’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies and trademarks, to the extent available. Success will depend, in part, upon the ability to obtain and enforce strong patents, to maintain trade secret protection and to operate without infringing the proprietary rights of others. Current CRH policy is to seek patent protection for proprietary technology whenever and wherever commercially practical. CRH has acquired or received patents for marketing in the United States, Canada, Europe and in some parts of Asia. See the risk factor titled “If we are unable to adequately protect or enforce our intellectual property, our competitive position could be impaired” in Item 1A.

As of December 31, 2018, our patent portfolio consists of 11 issued U.S. and foreign patents and 4 pending U.S. and foreign patent applications. Of these, our issued patents expire between approximately 2021 and 2034. Pursuant to an agreement dated May 8, 2001 as amended, the Company acquired the patent and all other rights to the CRH O’Regan Ligator from Dr. Patrick J. O’Regan, a former director of the Company, in exchange for common shares of the Company. The patent regarding the CRH O’Regan Ligator was registered in the name of the Company in the patent office on August 27, 2002. The CRH O’Regan System consists of the CRH O’Regan Ligator and the slotted Anoscope. The CRH O’Regan Ligator is a disposable, minimally invasive hemorrhoid banding device. The CRH O’Regan Ligator was patented in the United States by Dr. Patrick O’Regan.

In addition, we also have 3 U.S. and foreign trademark registrations.

We routinely monitor the status of existing and emerging intellectual property disclosed by third parties that may impact our business, and to the extent we identify any such disclosures, evaluate them and take appropriate courses of action. We also protect our proprietary information by ensuring that our employees, consultants, contractors and other advisors execute agreements requiring non-disclosure and assignment of inventions prior to their engagement.

Research and Development

The Company is not engaged in any research and development activities.

Government Regulation

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may impact sales of the CRH O’Regan System. By way of example, the PPACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the medical device industry. PPACA, among other things, imposed a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions. While the implementation of the medical device tax has further been suspended until

December 31, 2019, the status of the tax for sales after December 31, 2019 is not clear. The medical device tax may continue to be suspended, or may be reinstated at the same or at a different level effective January 1, 2020. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Acts, enacted December 22, 2017 in the United States, made changes to the tax treatment of health care expenses and repealed the “individual mandate” to purchase private insurance. Additional legislation may result in changes to government programs such as Medicare, Medicaid and federal sunshine laws. In addition, the current U.S. Administration is considering a number of administrative policy changes that could result in additional changes to insurance coverage, financing of insurance coverage and benefits offered through private insurance in both the employer-sponsored and individual markets. As a result, there is still uncertainty whether the PPACA will undergo additional revisions, and we cannot predict the impact of any future modifications, and it is uncertain how any such proposals, if approved, would affect these provisions.

In addition to PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to reduce costs while expanding individual healthcare benefits. For example, in December 2016, the 21st Century Cures Act (the “Cures Act”), was signed into law. The Cures Act, among other things, is intended to modernize the regulation of medical devices and spur innovation, but its ultimate implementation is unclear. We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for our products. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to maintain profitability.

Other Healthcare Laws and Compliance Requirements

We are subject to a number of laws and regulations that may restrict our business practices, including, without limitation, anti-kickback, false claims, physician payment transparency and data privacy and security laws. The government has interpreted these laws broadly to apply to the marketing and sales activities of manufacturers like us.

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines or settlement.

The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies.

The federal Physician Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the CMS information related to (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic Clinical Health Act (“HITECH”). Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”— independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons.

Also, many U.S. states and countries outside the U.S. have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under government programs.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We may also be subject to additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement with a governmental entity to resolve allegations that we have violated these laws. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

As stated above, in addition to regulatory requirements in the United States, Health Canada, and comparable agencies in other foreign countries impose requirements upon the design, development, manufacturing, marketing and distribution of medical devices. The applicable regulations require clearance or approval before the devices can be sold, and after the applicable approvals are granted, the regulatory agencies generally require companies to comply with quality system requirements and maintain annual registrations. In addition, the regulations governing medical devices vary from country to country and continue to evolve.

Employees

As of December 31, 2018, we had 25 employees supporting our CRH O’Regan business, CRH Anesthesia Management LLC and corporate operations. In addition, we have 112 employed anesthesia providers, including 87 full-time, 25 part-time, and relationships with 234 independent contractors and other third party providers in connection with the Company’s anesthesia services business. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement. We consider our relationship with our employees and independent contractors to be excellent.

Corporate Structure

CRH was incorporated under the name Medsurge Medical Products Corp. on April 12, 2001 by registration of a Memorandum and Articles pursuant to the Company Act (British Columbia). The Company transitioned under the Business Corporations Act (British Columbia) on March 15, 2005 and changed its name to CRH Medical Corporation on April 28, 2006.

The registered and records offices of the Company are located at Suite 2600, 595 Burrard Street, Three Bentall Center, Vancouver, British Columbia, V7X 1L3, and its head office and principal place of business is located at Suite 578 – 999 Canada Place, World Trade Center, Vancouver, British Columbia, V6C 3E1, telephone (604) 633-1440, facsimile (604) 633-1443.

The Company has the following wholly-owned subsidiaries:

Subsidiary	Interest	Date of Incorporation	Jurisdiction of Incorporation
CRH Medical Corporation	100%	May 20, 2005	Delaware, U.S.
CRH Anesthesia Management LLC	100%	November 12, 2014	Delaware, U.S.
Gastroenterology Anesthesia Associates LLC (“GAA”) (1)	—	June 12, 2012	Georgia, U.S.
NC GAA, PC (“NC GAA”) (1)	—	March 18, 2015	North Carolina, U.S.
CRH GAA PLLC (“CRH GAA”) (1)	—	April 11, 2016	Texas, U.S.
CRH Anesthesia of Gainesville LLC	100%	October 31, 2014(2)	Florida, U.S.
CRH Anesthesia of Florida LLC	100%	April 7, 2014(2)	Florida, U.S.
CRH Anesthesia of Cape Coral LLC	100%	Jul 20, 2015	Florida, U.S.
CRH Anesthesia of Knoxville LLC	100%	August 14, 2015	Tennessee, U.S.
CRH Anesthesia of Colorado, LLC	100%	March 9, 2016(3)	Delaware, U.S.
Alamo Sedation Associates LLC	100%	August 17, 2017	Texas, U.S.
Shreveport Sedation Associates, LLC	100%	March 19, 2018	Louisiana, U.S.
CRH Anesthesia of Ohio, LLC	100%	March 23, 2018	Delaware, U.S.
CRH GAA of Washington, PLLC (“CRH GAAW”) (1)	—	July 3, 2018	Washington, U.S.
Lake Erie Sedation Associates, LLC	100%	September 4, 2018	Ohio, U.S.

(1)

The shares of GAA, NC GAA, CRH GAA, and CRH GAAW are owned by individual medical practitioners. The operations and corporate structure of these subsidiaries are governed by certain agreements, including loans by CRH Medical Corporation (Delaware) to the individual medical practitioners. These agreements, including the affirmative and negative covenants therein in favour of CRH, effectively provide CRH control of GAA, NC GAA CRH GAA, and CRH GAAW.

(2)

On February 23, 2015, IPS of Gainesville, LLC changed its name to CRH Anesthesia of Gainesville LLC. On February 12, 2015, Coastal Anesthesia Providers, LLC changed its name to CRH Anesthesia of Sarasota LLC. Subsequently, its name was changed to CRH Anesthesia of Florida LLC.

(3)	On June 23, 2017, CRH Anesthesia of Arapahoe LLC changed its name to CRH Anesthesia of Colorado, LLC

The Company also holds ownership interests in the following subsidiaries:

Subsidiary	Interest (1)	Date of Incorporation	Jurisdiction of Incorporation
Macon Gastroenterology Anesthesia Associates LLC (“MGAA”)	65%	November 30, 2015	Georgia, U.S.
Knoxville Gastroenterology Anesthesia Associates LLC (“KGAA”)	51%	July 29, 2015	Tennessee, U.S.
Austin Gastroenterology Anesthesia Associates PLLC (“AGAA”)	51%	April 11, 2016	Texas, U.S.
Greater Boston Anesthesia Associates, PLLC (“GBAA”) (2)	65%	October 4, 2017	Massachusetts, U.S.
Arapahoe Gastroenterology Anesthesia LLC (“AGA”)	51%	March 8, 2016	Delaware, U.S.
Osceola Gastroenterology Anesthesia Associates LLC (“OGAA”)	60%	January 12, 2017	Florida, U.S.
DDAB LLC (“DDAB”)	51%	November 4, 2015	Georgia, U.S.
West Florida Anesthesia Associates LLC (“WFAA”)	55%	June 14, 2017	Florida, U.S.
Central Colorado Anesthesia Associates LLC (“CCAA”)	51%	June 16, 2017	Colorado, U.S.
Raleigh Sedation Associates LLC (“RSA”)	51%	August 29, 2017	North Carolina, U.S.
Western Ohio Sedation Associates, LLC (“WOSA”)	51%	March 19, 2018	Ohio, U.S.
Lake Washington Anesthesia Associates, PLLC (“LWA”)	51%	March 8, 2017	Washington , U.S.
Tennessee Valley Anesthesia Associates, LLC (“TVAA”)	51%	November 2, 2018	Tennessee, U.S.
Triad Sedation Associates, LLC (“TSA”)	15%	September 26, 2018	North Carolina, U.S.

(1)	As a result of the operating agreements for the above entities, the Company controls MGAA, KGAA, AGAA, GBAA, AGA, OGAA, DDAB, WFAA, CCAA, RSA, WOSA, LWA, and TVAA. The Company does not control TSA.

(2)

On January 1, 2018, we filed a Certificate of Amendment with the Secretary of the Commonwealth of Massachusetts to change the name of Community Anesthesia, PLLC to Greater Boston Anesthesia Associates, PLLC. It remains the same legal entity for purposes of CRH’s agreements with the endoscopy centers serviced by Community Anesthesia, PLLC.

Available Information

This Annual Report on Form 10-K and our future quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports are filed, or will be filed, as appropriate, with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”). These reports are available free of charge on our website, www.crhmedcorp.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the CSA. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference.

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and

Retrieval (“SEDAR”) at www.sedar.com. Our reports can also be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

You should consider carefully the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. If any of the following risks actually occur, our business, financial conditions, results of operations and prospects could be materially adversely affected. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and / or prospects.

Risks Related to Our Company

We may or may not successfully identify and complete corporate transactions on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, or require significant management resources and significant charges.

As a part of our growth strategy, we regularly explore potential acquisitions of complementary businesses, technologies, services or products as well as potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete the acquisitions or alliances on favorable terms, if at all, as a result of changes in tax laws, healthcare regulations, financial market, or other economic or market conditions. Acquisition activities can be thwarted by overtures from competitors for the targeted candidates, government regulation and replacement product developments in our industry. Competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. In addition, the process of integrating an acquired business, technology, service or product into our existing operations could result in unforeseen difficulties and expenditures. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws, rules and regulations that may differ from those of the states in which our operations are currently conducted. Moreover, we may not realize the anticipated financial or other benefits of an acquisition or alliance.

Future acquisitions could also involve the issuance of equity securities, the incurrence of debt, contingent liabilities or amortization of expenses related to other intangible assets, any of which could adversely impact our financial condition or results of operations. The issuance of shares for an acquisition may result in dilution to our existing shareholders and, depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common shares. In addition, equity or debt financing required for such acquisitions may not be available.

Any corporate transaction will be accompanied by certain risks including but not limited to:

•

exposure to unknown liabilities of acquired companies and the unknown issues with any associated technologies or research. Such liabilities may include liabilities for failure to comply with applicable laws, or liabilities relating to medical malpractice claims. Generally, we obtain indemnification agreements from the sellers of businesses acquired with respect to pre-closing acts, omissions and other similar risks. It is possible that we may seek to enforce indemnification provisions in the future against sellers who may no longer have the financial wherewithal to satisfy their obligations to us. Accordingly, we may incur material liabilities for past activities of acquired businesses;

•

certain acquired businesses may derive a greater portion of their revenue from government health programs than what we recognize on a consolidated basis, or may have business models with lower operating margins than ours, which could affect our overall payor mix or operating results in future periods;

•	higher than anticipated acquisition costs and expenses;

•	the difficulty and expense of integrating operations, systems, and personnel of acquired companies;

•	disruption of our ongoing business;

•	uncertainty that an acquired business will continue to maintain its pre-acquisition revenue and growth rates, or be profitable;

•	inability to retain key customers, vendors, and other business partners of the acquired company;

•	diversion of management’s time and attention;

•	the realization of financial and operating risks not fully anticipated; and

•

potential challenges under antitrust laws, either before or after an acquisition is consummated, which could involve substantial legal costs and result in the Company having to abandon the transaction or make a divestiture.

We may not be able to successfully overcome these risks and other problems associated with acquisitions and this may adversely affect our business, financial condition or results of operations.

If we are unable to manage growth, we may be unable to achieve our expansion strategy.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our management, operational and financial information systems, and other resources. Further expansion of our operations may require substantial financial resources and management attention.

To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to improve our management, to implement our operational and financial information systems, and to expand, train, manage, and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and diverting management’s attention to the expansion of our operations may negatively impact our financial results. Any failure to improve our management, to implement our operational and financial information systems, or to expand, train, manage, or motivate our workforce may reduce or prevent our growth.

Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management.

The Company is dependent on its senior management. Consequently, our ability to retain these individuals and attract other qualified individuals is critical to our success. In addition, because of a relative scarcity of individuals with the high degree of education and business experience required for our business, competition among companies for qualified employees is intense and, as a result, we may not be able to attract and retain such individuals on acceptable terms, or at all. The loss of key management personnel or our inability to attract, retain, and motivate sufficient numbers of qualified management personnel could have a material adverse effect on the Company.

Incentive provisions for our key executives include the granting of equity-based compensation that vest over time or are based on performance and are designed to encourage such individuals to stay with us. However, a low share price, whether as a result of disappointing growth, revenues, income, or as a result of market conditions generally, could render such agreements of little value to our key executives. In such event, our key executives could be susceptible to being hired away by our competitors or other businesses who could offer a better compensation package. If we are unable to attract and retain key personnel, our business, financial condition, and results of operations may be adversely affected.

Changes to payment rates or methods of third-party payors, including United States government healthcare programs, changes to the United States laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues.

We provide anesthesia services primarily through fee for service payor arrangements. Under these arrangements, we collect fees directly through the entities at which anesthesia services are provided. We assume financial risks related to changes in third-party reimbursement rates and changes in payor mix. Our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately.

We depend primarily on U.S. government, third party commercial and private and governmental third-party sources of payment for the services provided to patients. The amount we receive for our services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. U.S. health reform efforts at the federal and state levels may increase the likelihood of significant changes affecting U.S. government healthcare programs and private insurance coverage. U.S. Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which could materially increase or decrease payments we receive from these government programs. Further, Medicare reimbursement rates are increasingly used by private payors as benchmarks to establish commercial reimbursement rates and any adjustment in Medicare reimbursement rates or formulas may impact our reimbursement rates from such private payors as well.

As the Medicare program transitions away from fee for service payment models and toward value-based payment methodologies, we may be required to make additional investments to receive maximum Medicare reimbursement. For example, the Medicare Physician Quality Reporting System provides additional Medicare compensation to physicians who implement and report certain quality measures. Further, the Medicare Access and CHIP Reauthorization Act of 2015 requires the establishment of the Merit-Based Incentive Payment System under which, beginning in 2019, providers receive payment incentives or reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records.

There are significant private and public sector pressures to reign in healthcare costs and to lower reimbursement rates for medical services, and we believe that such pressures will continue. Major payors of healthcare, including U.S. federal and state governments and private insurers, have taken steps in recent years to monitor and control costs, eligibility for, and use and delivery of healthcare services, and to revise payment methodologies. Further, the ability of commercial payors to control healthcare costs may be enhanced by the increasing consolidation of insurance and managed care companies, and the incursion of other private companies into the healthcare industry, all of which may reduce our ability to negotiate favorable contracts with such payors.

We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. The effect of cost containment trends will depend, in part, on our payor mix. We may not be able to offset reduced operating margins through cost reductions, increased volumes, the introduction of additional procedures or otherwise. In addition, future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors or other factors affecting payments for healthcare services may adversely affect our future revenues, operating margins, and profitability.

We are subject to decreases in our revenue and profit margin under our fee for service contracts and arrangements, where we bear the risk of changes in volume, payor mix, radiology, anesthesiology, and pathology benefits, and third-party reimbursement rates.

In our fee for service arrangements, which represent substantially all of our revenues, we collect the fees for services. Under these arrangements, we assume financial risks related to changes in the mix of patients covered by government-sponsored healthcare programs and third-party reimbursement rates. A substantial decrease in patient volumes, or an increase in the number of patients covered by government healthcare programs, as opposed to commercial plans that have higher reimbursement levels, or any potential shift in reimbursement mix could reduce our profitability and adversely impact future revenue growth. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately.

We operate a large number of anesthesia entities in many different markets. Each entity has a different mix of contracted and non-contracted relationships with commercial payors. In cases where our providers are not contracted, most payors have radiology, anesthesiology, and pathology provisions that limits the amount payable by patients when a non-contracted provider is utilized. In most cases, reimbursements we receive for anesthesia services are greater when we are non-contracted than they would be if we were contracted. As our anesthesia entities mature, we may choose or be required to enter into contracts with a majority of existing commercial payors which may result in decreased revenue, but our expenses may not decrease proportionately. Payors may also change the amount reimbursed for non-contracted providers which may also result in decreased revenue, but our expenses may not decrease proportionately

ASCs or other customers may terminate or choose not to renew their agreements with us.

Our professional service agreements with our partner ASCs currently range in duration from one year to 15 years and can be renewed if agreed upon by both parties and contain auto-renewal features. To date, with the exception of a contract in Sarasota, Florida, which was terminated as a result of an ASC closing and NC GAA contracts that the Company chose not to renew, all other professional service agreements have been renewed as required. Our contract with GAA-affiliated ASCs, currently our largest customer contributing 20% of our total revenue in 2018 and 27% of our total revenue in 2017, requires renewal by November 2021.

Our customers may cancel or choose not to renew their contracts with us. Changes in economic conditions, including decreased government and commercial reimbursement, hospital acquisition of ASCs for physician practices, or changes in the state or federal regulatory environment could influence future actions of our partners or other customers. To the extent that any significant agreement or agreements with our partners or other customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be materially adversely affected.

We may be unable to enforce the non-competition and other restrictive covenants in our agreements.

As a material term and condition of each anesthesia medical practice acquisition, the sellers and owners enter into a restrictive covenant in favor of our purchasing entity, whereby the sellers and owners agree not compete in a specific restricted territory (the “Restrictive Covenants”). The restricted territory varies based upon the jurisdiction where the anesthesia medical practice is located. The length of the restricted period also varies based upon the jurisdiction where the anesthesia medical practice is located. If the sellers and owners, individually or collectively, breach the Restrictive Covenants, the definitive purchase agreements provide us with the remedies of injunctive relief and liquidated damages based upon a negotiated, predetermined estimate of damages. Additionally, we have negotiated additional special covenants, which vary from transaction to transaction, that provide us with the remedy of liquidated damages based upon a negotiated, predetermined estimate of damages. If a court determines that such liquidated damages are unenforceable as a penalty, as a result of such determination our business, financial condition and results of operations could be adversely affected.

The law governing non-competition agreements and other forms of restrictive covenants varies from jurisdiction to jurisdiction. Although we believe that the Restrictive Covenants applicable to our anesthesiologists, contractors, and other business partners are reasonable in scope and duration and therefore enforceable under applicable law, courts and arbitrators in some jurisdictions are reluctant to strictly enforce non-competition agreements and restrictive covenants. If we are unable to enforce the Restrictive Covenants in these agreements, our business, financial condition, results of operations and cash flows could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these Restrictive Covenants.

We may need to raise additional capital to fund future operations.

The Company became profitable in the first quarter of 2011, which was consistent with the Company’s new business development strategy introduced in the fourth quarter of 2010 to focus exclusively on selling its CRH O’Regan System directly to physicians. With the GAA acquisition in the fourth quarter of 2014, the Company altered its business strategy further to provide anesthesia services in addition to its existing medical product.

Based on our current cash resources, estimated capital requirements and anticipated revenues, we expect that we can maintain current operations. There can be no assurance that unforeseen developments or circumstances will not alter our requirements for capital. Any additional equity financing would be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business may be impaired.

Advancing our product and current business operations, market expansion of our currently marketed product or growth of our anesthesia services, service of our debt, or acquisition and development of any new products, businesses or operations will require considerable resources and additional access to capital markets. In addition, our future cash requirements may vary materially from those now expected. For example, our future capital requirements may increase if:

•	we experience more competition from other companies or in more markets than anticipated;

•

we experience delays or unexpected increases in costs in connection with maintaining regulatory approvals for our product or services in the various markets where we sell our product and provide our services;

•	we experience unexpected or increased costs relating to preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, or other lawsuits, brought by either us or our competition;

•	we elect to raise additional capital in order to service or repay all or a portion of our outstanding debt;

•	we elect to develop, acquire or license new technologies, products or businesses; or

•	we are presented with suitable opportunities and elect to accelerate the pace of our continued growth strategy.

We could potentially seek additional funding through public or private equity or debt financing, corporate collaborations or through other transactions. However, if revenues are slow to increase or if industry and capital market conditions in general are unfavorable, our ability to obtain significant additional funding on acceptable terms, if at all, will be negatively affected. Additional financing that we may pursue may involve the sale of our common shares or financial instruments that are exchangeable for, or convertible into, our common shares, which could result in significant dilution to our shareholders.

If sufficient capital is not available, we may be required to delay or alter our current operations or our business expansion, either of which could have a material adverse effect on our business, financial condition, prospects or results of operations.

We are subject to various restrictive covenants and events of default under the Credit Facilities.

Under the Company’s credit facilities with the Bank of Nova Scotia, syndicated with JP Morgan and US Bank (the “Credit Facilities”), the Company has made various restrictive covenants to the lenders, including payment of interest and principal when due. The Credit Facilities are available for review on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.

If there is an event of default under either of these agreements, the principal amount owing under the Credit Facilities, plus accrued and unpaid interest, may be declared immediately due and payable. If such an event occurs, it could have a material negative impact on the Company financially. Any extended default under the Credit Facilities, could result in the loss of the Company’s entire business.

In addition, the Credit Facilities include various conditions and covenants that require CRH to obtain consents prior to carrying out certain activities and entering into certain transactions, such as incurring additional debt, repurchasing common shares of the Company, creating additional charges on the Company’s assets, and providing additional guarantees or disposing of certain assets. As a result of the restrictive covenants or other terms of any existing or new loan or other financing agreements, the Company may be significantly restricted in its ability to raise additional capital through bank borrowings and to engage in some transactions that CRH expects to be of benefit to the Company. The inability to meet these conditions and covenants or obtain lenders’ consent to carry out restricted activities could materially and adversely affect the business and results of operations of CRH.

We are exposed to market risk related to changes in interest rates. Our earnings are affected by changes in short-term interest rates as a result of borrowings under the Credit Facilities. As a result, if interest rates rise, our cost of borrowing will increase, negatively impacting our earnings.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with increased leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

Our common shares may be subject to significant price and volume fluctuations.

The Company’s common shares trade on the Toronto Stock Exchange (“TSX”) and on the NYSE American. Public markets, from time to time, experience significant price and volume fluctuations unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the common shares of the Company. In addition, the market price of the common shares is likely to be highly volatile. Moreover, it is likely that during future quarterly periods, the Company’s results and operations may fluctuate significantly or may fail to meet the expectations of stock market analysts and investors and, in such event, the market price of the common shares could be materially adversely affected. In the past, securities class action litigation or shareholder activism has often been initiated following periods of volatility in the market price of a company’s securities. Such litigation or shareholder activism, if brought against the Company, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may write-off intangible assets.

The carrying value of our intangible assets is subject to periodic impairment testing. Under current accounting standards, intangible assets are tested for impairment on a recurring basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our intangible assets, which results from the anesthesia contracts that we acquire or other significant intangible assets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

If we are unable to maintain or increase anesthesia procedure volumes at our existing ASCs, the operating margins and profitability of our anesthesia segment could be adversely affected.

Part of our growth strategy for our anesthesia services segment includes increasing our revenues and earnings through increasing the number of procedures performed at the ASCs we service. Procedure volume at the ASCs we serve may be adversely impacted by economic conditions, high unemployment rates, natural disasters, physicians who no longer utilize the ASCs we serve, and other factors that may cause patients to delay or cancel procedures. There are no assurances that we will be successful at increasing or maintaining procedure volumes, revenues and operating margins at our ASCs.

We may not be able to successfully recruit and retain qualified anesthesiologists or other independent contractors.

The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers in recruiting and retaining a sufficient number of anesthetists and anesthesiologists to perform our services operations. We compete with many types of healthcare providers including teaching, research, and government institutions and other practice groups for the services of qualified anesthesiologists.

Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources. We may not be able to continue to recruit new anesthesiologists or renew contracts with existing contractors on acceptable terms. If we are not able to do so, our ability to provide anesthesia services and generate revenue and net income could be adversely affected.

Adverse events related to our product or our services may subject us to risks associated with product liability, medical malpractice or other legal claims, insurance claims, product recalls and other liabilities, which may adversely affect our operations.

There is an inherent risk in rubber band ligation of hemorrhoids and in the use of anesthesia services of the occurrence of an adverse event. One example of such an event is that in rare cases rubber band ligation of hemorrhoids can lead to sepsis, which if left untreated, can result in serious medical consequences, including death. Examples of adverse events related to anesthesia include anaphylaxis, nerve damage and embolism, which can result in serious medical consequences and in rare circumstances, can lead to death. Such adverse events could have material adverse consequences on our sales, business, operations and financial performance.

The occurrence of unanticipated serious adverse events or other safety problems could cause the governing agencies to impose significant restrictions on the indicated uses for which our product and services may be marketed, the distribution or sale of the product, or the provision of our services. In addition, post-market discovery of previously unknown safety problems or increased severity or significance of a pre-existing safety signal could result in withdrawal of the product from the market, product recalls or other material adverse effects on our operations.

We may be held liable or incur costs to settle liability claims if our product, services or contracted anesthesiologists cause injury. Although we currently maintain product liability and medical malpractice insurance, we cannot assure you that this insurance is adequate, and, at any time, it is possible that such insurance coverage may cease to be available on commercially reasonable terms, or at all. A product liability or medical malpractice claim, or a claim based in related legal theories of negligence or vicarious liability among others, could result in liability to us greater than our total assets or insurance coverage. Moreover, product liability, medical malpractice or other claims could have an adverse impact on our business even if we have adequate insurance coverage.

Our product and services may also fail to meet patient expectations or produce harmful side effects. Such unexpected quality, safety or efficacy issues may be caused by a number of factors, including manufacturing defects, failure to adhere to good clinical practices, failure to adhere to good manufacturing practices, non-compliance with clinical protocols or the presence of other inadequacies of product-related information conveyed to physicians or patients, or other factors or circumstances unique to the patient. Whether or not scientifically justified, such unexpected safety or efficacy concerns can arise and may lead to product recalls, loss of or delays in market acceptance, market withdrawals, or declining sales, as well as liability, consumer fraud and/or other claims.

It is impossible to predict the scope of injury or liability from such defects, adverse events or unexpected reactions, the impact on the market for such products and services of any allegations of these claims, even if unsupported, the measure of damages which might be imposed as a result of any claims, or the cost of defending such claims. Substantial damages, awards and/or settlements have been handed down, notably in the United States and other common law jurisdictions, against medical companies in connection with claims for injuries allegedly caused by the use of their products and services. Although our shareholders would not have personal liability for such damages, the expenses of litigation or settlements, or both, in connection with any such injuries or alleged injuries and the amount of any award imposed on us in excess of existing insurance coverage, if any, may have a material adverse impact on us and on the price of our common shares. In addition, we may not be able to avoid significant liability exposure even if we take appropriate precautions, including maintaining liability coverage (subject to deductibles and maximum payouts). Any liability that we may have as a result could have a material adverse effect on our business, financial condition and results of operations. Liability claims in the future, regardless of their ultimate outcome, could have a material adverse effect on our reputation and on our ability to attract and retain customers.

The Affordable Care Act (“ACA”) and potential changes to it may have a significant effect on our business.

The ACA contains a number of provisions that have affected us and may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Moreover, we could be affected by potential changes to various aspects of the ACA, including subsidies, healthcare insurance marketplaces and Medicaid expansion.

The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, CMS has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In December 2018, a federal judge in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and pacifically that the ACA cannot stand on its own since Congress repealed the individual mandate. Several states are now engaged in appealing this decision. It is possible that as a result of these actions, enrollment in healthcare exchanges declined during 2018.

If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are diluted or delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate, on us at this time.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.

MACRA contains numerous measures that could affect us, including, requirements that providers participate in quality measurement programs that differentiate payments to providers under Medicare based on quality and cost of care, rather than the quantity of procedures performed. MACRA requires providers to choose to participate in one of two payment formulas, MIPS or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible providers to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, providers can choose to participate in an Advanced APMs, and providers who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated providers will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot ultimately predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.

We outsource a majority of our revenue cycle management functions to a third-party service provider. If our outsourcing partner fails to perform their obligations in a timely manner or at satisfactory quality levels, or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our needs, the quality of our services and operations could suffer. In addition, our reliance on a workforce of others exposes us to disruptions in their business. Our ability to manage any difficulties encountered could be largely outside of our control. Diminished service quality from outsourcing or our inability to utilize service providers could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Income tax audits and changes in our effective income tax rate could affect our results of operations.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation, the valuation of deferred tax assets and liabilities and changes in federal, state or provincial tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

In addition, we are subject to income tax audits by many tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Our dependence on suppliers could have a material adverse effect on our business, financial condition and results of operations.

The Company is economically dependent on one critical supplier for the CRH O’Regan System. The supplier, a clean room injection molding manufacturing company based in Ontario, Canada, performs contract manufacturing and assembly for the Company. Currently, the Company has one set of manufacturing molds for each product produced which is used for the injection molding, and these molds are inventoried at the supplier’s facility.

Manufacturing operations are subject to numerous unanticipated technological problems and delays. Our manufacturers are, and will be, subject to regulations specified by the various regulatory bodies such as Health Canada and the FDA. There can be no assurance that we will be able to comply with all stated manufacturing regulations. Failure or delay by our manufacturers to comply with such regulations or to satisfy regulatory inspections could have an adverse effect on the Company’s business and operations.

The Company’s anesthesia services are dependent on utilizing a continual supply of Propofol. CRH currently sources Propofol through supply agreements with narcotics manufacturers and its physicians and medical practitioners. A breach of any of these agreements, or a deterioration of the relationships with the parties thereto, could result in an interruption of the Company’s Propofol supply. Any interruption in the Company’s Propofol supply could have a material adverse effect on the Company’s anesthesia business and operations.

As the Company is dependent on a minimal number of suppliers for all manufacturing services and procurement of Propofol, any interruption caused by a business shutdown by the supplier (e.g., bankruptcy, fire or labor dispute) could be challenging for the Company. Although the Company mitigates these risks by maintaining open relationships with other suppliers that could perform similar services, maintaining an appropriate level of inventory, and performing quality and business audits of its suppliers on a regular basis, we cannot guarantee that we will be able to enter into new supply contracts, advantageous to us or at all, in the event of a shutdown. Any such shutdown may have a material adverse effect on our business, financial condition or results of operations.

Unfavorable economic conditions could have an adverse effect on our business.

Global economic conditions continue to be unpredictable and may result in slow economic growth and impact the number of unemployed and under-employed workers. We could experience additional shifts in the nature of patient reimbursement if economic conditions change. This may result in lower patient volumes.

Unfavorable economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence the number of patients who participate in government-sponsored programs or are uninsured could increase. Payments received from government sponsored programs are substantially less than payments received from commercial and other third-party payors. A payor mix shift from commercial and other third-party payors to government payors may result in a decrease in our net revenue per patient case.

We may be subject to a variety of regulatory investigations, claims, lawsuits, and other proceedings.

Due to the nature of the Company’s business, including without limitation the Company’s public listing, operations in the medical industry, product and anesthesia services, the Company may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of its business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

If we are unable to adequately protect or enforce our intellectual property, our competitive position could be impaired.

Our commercial success and competitive position with the CRH O’Regan System are dependent in part upon our proprietary intellectual property, including our ability to:

•	obtain patents and maintain their validity;

•	protect our trade secrets; and

•	effectively enforce our proprietary rights or patents against infringers.

Patent applications may not result in patents being issued. Until a patent is issued, the claims covered by the patent may be narrowed or removed entirely and therefore we may not obtain adequate patent protection. As a result, we may face unanticipated competition, or conclude that, without patent rights, the risk of bringing products to the market is too great. Any patents that we own may be challenged, invalidated or circumvented and may not provide us with protection against competitors. We may be forced to engage in costly and time-consuming litigation in order to protect our intellectual property rights. Patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or technologies. Patent rights are limited in time and have expiration dates. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do U.S. laws, and the scope of our patent claims also may vary between countries, as individual countries have distinctive patent laws.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and non-disclosure agreements. These agreements may not provide meaningful protection of our technology and operations model or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information and, in any event, others may develop independently, or obtain access to, the same or similar information. Our failure or inability to protect our trade secrets and proprietary know-how could impair our competitive position.

We may spend significant resources to enforce our intellectual property rights and such enforcement could result in litigation. Intellectual property litigation is complex and can be expensive and time-consuming, and our efforts in this regard may not be successful. We also may not be able to detect infringement. In addition, competitors may design around our technology or develop competing technologies. Patent litigation can result in substantial cost and diversion of effort. Intellectual property protection may also be unavailable or limited in some foreign countries, enabling our competitors to capture increased market position. Patents issued to or licensed by us in the past or in the future may be challenged and held invalid. The invalidation of key intellectual property rights or an unsuccessful outcome in lawsuits filed to protect our intellectual property could have a material adverse effect on our financial condition, results of operations or prospects.

The success of our business depends in part on our ability to obtain and maintain intellectual property protection for our technology and know-how and operate without infringing the intellectual property rights of others. It is possible that as a result of future litigation our products currently marketed may be found to infringe or otherwise violate third party intellectual property rights.

The patent protection for our products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate revenues.

Our patents have varying expiration dates and, if these patents expire, we may be subject to increased competition, which could reduce or eliminate our opportunity to generate revenues or limit our ability to market our approved products. For example, our primary patents in the United States and Canada expired on March 8, 2016. Upon expiration of our patents, we may be subject to increased competition and our opportunity to establish or maintain product revenues could be substantially reduced or eliminated. Although we will continue to protect our proprietary rights through a variety of means, including the filing of three additional patents in September 2013 – one of which was issued in 2015, with a second one issued in 2016 – we cannot guarantee that the protective steps we have taken are adequate to protect these rights. In addition, as our patents expire, we may be unsuccessful in extending their protection through patent term extensions. The expiration of, or the failure to maintain or extend our patents could have a material adverse effect on our financial condition, results of operations or prospects.

The Company may not be successful in marketing its products and services.

In order to sustain and increase revenues, the Company’s products and services must achieve a significant degree of market acceptance. If the Company is unable to promote, market and sell its products and services or secure relationships with physicians and ambulatory surgery centers, the Company’s business, financial condition and results of operations would be materially adversely affected.

Levels of market acceptance for our products and services could be impacted by several factors, many of which are not within our control, including but not limited to:

•	safety, efficacy, convenience and cost-effectiveness of our products and services;

•	scope of approved uses and marketing approval;

•	difficulty in, or excessive costs to, manufacturing;

•	infringement or alleged infringement of the patents or intellectual property rights of others;

•	maintenance of business arrangements with healthcare providers;

•	availability of alternative products or services from our competitors; and

•	acceptance of the price of our products and services.

If our competitors are able to develop and market products that are preferred over the CRH O’Regan System, are able to grow service businesses that are preferred over CRH’s anesthesia services or other businesses preferred over other products and services that we may develop, we may not be able to generate sufficient revenues to continue our operations.

We may not be able to contend successfully with competitors. The medical industry is highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies, services and treatments. Certain of our competitors, either alone or together with their collaborators, have substantially greater resources than we do. The existence of other products, services or treatments of which we are not aware, or products, services or treatments that may be developed in the future, may reduce the marketability of the CRH O’Regan System, CRH’s anesthesia services, and any future operations, particularly to the extent such products or services:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	have better patient compliance;

•	receive better reimbursement terms;

•	are accepted by more physicians;

•	have better distribution channels;

•	are easier to administer; or

•	are less expensive.

Our anesthesia employees and third-party contractors may not appropriately record or document services that they provide.

Our anesthesia employees are responsible for appropriately recording and documenting the services they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for medical providers and payors, including medical coding and data reporting. If our employees and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Failure to timely or accurately bill for services could have a negative impact on our net revenue, bad debt expense and cash flow.

Billing for healthcare services is an important and complex aspect of our business. We bill numerous and varied payors, such as managed care payors and Medicare Medicaid, and self-pay patients. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our ability to timely or accurately bill payors include:

•	disputes between payors as to which party is responsible for payment;

•	failure of information systems and processes to submit and collect claims in a timely manner;

•	variation in coverage for similar services among various payors;

•	our reliance on third-parties to provide billing services;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors;

•	failure to obtain proper provider credentialing and documentation in order to bill various payors; and

•	failure to collect patient balances due to economic conditions or other unknown reasons.

To the extent that the complexity associated with billing for healthcare services we provide causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable, as well as increased potential for bad debt expense.

Our industry is already competitive and could become more competitive.

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated.

Because some of our operations consist primarily of anesthesia services provided within ASCs, we compete with other healthcare services companies and physician groups for contracts with ASCs to provide our services to patients. Our anesthesia services are provided under exclusive professional service agreements of varying duration which we may need to renew, renegotiate or replace. Our ability to renew, renegotiate or replace significant agreements will be critical to our success. We also face competition from hospitals to provide our services.

Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing gastroenterology services or anesthesia care. Additionally we face competition from healthcare-focused and other private equity groups that are active in acquiring and consolidating physician practices, including related ancillary services, such as GI anesthesia. We may not be able to continue to compete effectively in this industry and additional competitors may enter metropolitan areas where we operate. This increased competition may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If there is a change in federal or state laws, rules, regulations, or in interpretations of such federal or state laws, rules or regulations, we may be required to redeem our physician partners’ ownership interests in anesthesia companies under the savings clause in our joint venture operating agreements.

The operating agreements with our physician partners contain a savings clause that is triggered upon an adverse governmental action, including a change in federal or state laws, rules or regulations or an interpretation of such federal or state laws, rules or regulations (each an “Adverse Governmental Action”). Upon the occurrence of an Adverse Governmental Action the savings clause will require divestiture of the physicians’ ownership in the anesthesia company and we would be required to redeem the physicians’ ownership interest. If an Adverse Governmental Action occurs under a particular state’s law, we would be required to redeem the ownership interests of each physician partner in such state. If an Adverse Governmental Action occurs under federal law, we would be required to redeem the ownership interest of each physician partner in the United States. The redemption price of each anesthesia company is based upon a predetermined multiple of such anesthesia company’s EBITDA, which reflects the fair market value of the redeemed interests. This could impact our cash flow during the redemption period. The redemption occurs over a period of four or five years depending on each applicable operating agreement.

Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, could have a material, adverse impact on our business.

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	HIPAA, as amended, among other things, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

federal physician self-referral law (the “Stark Law”), prohibits, subject to certain exceptions, physicians from making referrals of certain federal health care beneficiaries for a “designated health service” to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services our affiliated physicians and professional groups provide include designated health services. foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•

foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

To enforce compliance with the federal laws, the U.S. Department of Justice (the “DOJ”) has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any of these challenges could have a material adverse effect on our reputation, business, financial condition and operating results. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks, such non-compliance may result in the release of private or confidential financial information. The release of such information could have material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely extensively on information technology systems and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage or disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

In addition, we accept payments for many of our sales through credit and debit card transactions, which are handled through a third-party payment processor. As a result, we are subject to a number of risks related to credit and debit card payments, including that we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our patients’ and clinicians’ credit and debit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our patients’ credit or debit card information if the security of our third-party credit card payment processor is breached. We and our third-party credit card payment processor are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processor fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our patients, and there may be an adverse impact on our business.

We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the protection, use and disclosure of patient information.

The HIPAA Privacy Rule (the “Privacy Rule”) restricts the use and disclosure of patient information and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule (the “Security Rule”) establishes elaborate requirements for safeguarding patient health information transmitted or stored electronically.

The Privacy Rule and Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures, but we may be required to make additional costly system purchases and modifications to comply with evolving HIPAA rules, and our failure to comply may result in liability and adversely affect our business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

We have a legal responsibility to the minority owners of the entities through which we own our anesthesia services business, which may conflict with our interests and prevent us from acting solely in our own best interests.

As the owner of majority interests in the limited partnerships and limited liability companies that own our anesthesia service businesses, we owe a fiduciary duty to the non-controlling interest holders in these entities and may encounter conflicts between our interests and those of the minority holders. In these cases, our representatives on the governing board of each partnership or joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as manager of the limited partnership or limited liability companies, we generally exercise our discretion in managing the business of our anesthesia practices. Disputes may arise between us and our physician partners regarding a particular business decision, or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. These agreements provide for arbitration as a dispute resolution process in some circumstances. There is no assurance that any possible dispute will be resolved amicably, or that any dispute resolution will be on terms satisfactory to us.

A significant number of our affiliated physicians could leave our affiliated ASCs.

Our affiliated physicians may leave our affiliated ASCs for a variety of reasons, including retirement, death and to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians leave our affiliated ASCs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If regulations or regulatory interpretations change, we may be obligated to re-negotiate agreements of our anesthetists, anesthesiologists or other contractors.

Due to regulations prohibiting the corporate practice of medicine, the shares of GAA, CRH GAA PLLC, W GAA and NC GAA, PC are owned by an individual medical practitioner. GAA, CRH GAA PLLC, W GAA and NC GAA, PC operations and corporate structures are governed by certain agreements, including a loan by CRH Medical Corporation to the individual medical practitioner. These agreements, including the affirmative and negative covenants therein in favour of CRH, effectively provide CRH control of GAA, CRH GAA PLLC, W GAA and NC GAA, PC. If certain regulations or regulatory interpretations change, particularly in relation to the medical practice and physician ownership, we will be obligated to adapt or re-negotiate our operating agreements to comply with such regulations. The cost of adapting or re-negotiating these agreements could be substantial. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet any future obligations to adapt or re-negotiate our operating agreements, if they arise.

The re-negotiating of these agreements could have a material adverse effect on our financial condition and results of operations. While we believe physician ownership and our operating strategy is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. From time to time, these issues are considered by some state legislatures and federal and state regulatory agencies.

The continuing development of our products and provision of our services depends upon us maintaining strong relationships with physicians.

The marketing and sales of our products and services is dependent upon our maintaining working relationships with physicians. If we are unable to maintain our strong relationships with these professionals, the development and marketing of our products and services could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.

We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations.

The healthcare industry in the United States is subject to extensive federal, state, and local laws, rules, and regulations relating to, among other things:

•	payment for services;

•	corporate practice of medicine;

•	conduct of operations, including fraud and abuse, anti-kickback, physician self-referral, and false claims prohibitions;

•	reporting of quality measures;

•	protection of patient information; and

•	medical waste disposal and environmental protection.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our anesthesia services revenue in 2018 was generated by our operations in 10 states. In particular, Georgia, North Carolina, Massachusetts, Colorado and Texas accounted for approximately 74% of our anesthesia revenue in 2018. Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced reimbursements and government investigations, economic conditions, extreme weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our securities.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. In recent years, U.S. regulatory authorities have taken increasing steps to review and in some cases take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have material adverse effects on our business’ financial condition and results of operations.

Significant shareholders of the Company could influence our business operations, and sales of our shares by such significant shareholders could influence our share price.

The exercise of voting rights associated with shares held by any significant shareholder of the Company at meetings of shareholders may have significant influences on our business, and operations. If such a shareholder holds those shares for the purpose of investment, and if it were to sell those shares in the market in the future, it could have significant influences on our share price, depending on the market environment at the time of such sale.

Anti-takeover provisions could discourage a third party from making a takeover offer that could be beneficial to our shareholders.

From time to time, another entity could pursue us as an acquisition target, or could otherwise seek to influence our corporate affairs. However, some of the provisions in our articles of incorporation could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, even if the acquisition or the replacements would be beneficial to our shareholders. These provisions could also reduce the price that certain investors might be willing to pay for our securities and result in the market price for our securities, including the market price for our common shares, being lower than it would be without these provisions.

Changes in the medical industry and the economy may affect the Company’s business.

The Company’s business may be affected by factors beyond its control, such as an economic recession or the aggressive pricing policies of competitors. Future technological advances in the continually-changing medical industry can be expected to result in the availability of new products and services that will compete with the products and services that the Company may develop or render the Company’s current product and anesthesia services obsolete. We expect that market demand, governmental regulation, government and third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and services and could adversely impact our business, financial condition, and results of operations.

Our industry is the subject of numerous governmental investigations into marketing and other business practices which could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, divert the attention of our management, and have an adverse effect on our financial condition and results of operations.

Our industry is the subject of numerous governmental investigations into marketing and other business practices. This has included increased regulation, enforcement, inspections, and governmental investigations of the medical device industry and disclosure of financial relationships with healthcare professionals. These investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, divert the attention of our management, and have an adverse effect on our financial condition and results of operations. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities, both foreign and domestic, may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including those of the CSA, the SEC, the TSX and the NYSE American are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with greater frequency and are expected to occur in the future. Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses. All of these uncertainties are leading generally toward increasing insurance costs, which may adversely affect our business, results of operations and our ability to purchase any such insurance, at acceptable rates or at all, in the future.

We may face exposure to adverse movements in foreign currency exchange rates.

Our business is primarily based in the United States with a significant portion of our revenues, expenses, current assets and current liabilities denominated in U.S. dollars. Our financial statements are also expressed in U.S. dollars. An increase or decrease in the value of foreign currencies relative to the U.S. dollar could result in increased expenses and losses from currency exchange rate fluctuations.

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable requirements, our manufacturing or processing operations could be disrupted, our sales and profitability could suffer, and we may become subject to a wide variety of FDA enforcement actions.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply with any regulatory requirements, it can institute a wide variety of enforcement actions.

We and some of our suppliers must comply with the FDA’s Quality System Regulation, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. The FDA enforces its regulations through pre-announced and unannounced inspections. We have been, and anticipate in the future being, subject to such inspections by the FDA and other regulatory bodies. The timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results. If we or one of our suppliers fails an inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us, which could result in significant financial penalties, the recall of our products or the suspension or permanent enjoinment of some or all our operations.

We are also subject to the FDA’s general prohibition against promoting our products for unapproved or off-label uses and to the medical device reporting regulations that require us to report to the FDA if our products may have caused or contributed to a death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports with the FDA of some device corrections and removals, and we must adhere to the FDA’s rules on labeling and promotion. If we fail to comply with these or other FDA requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take significant enforcement actions, which could harm our business, results of operations, and our reputation.

We do not intend to pay dividends on our common shares, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common shares.

We have never declared or paid any cash dividend on our common shares and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common shares. Any return to shareholders will therefore be limited to any appreciation of their shares. Therefore, the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders purchased their shares.

Tax reform could have a material adverse effect on us.

The December 2017 legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”) made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the U.S. taxation of our non-U.S. business activities. We may be adversely affected by these changes in U.S. tax laws and regulations, and it is possible that governmental authorities in the United States and/or other countries could further amend tax laws that would adversely affect us. In addition, we are required to evaluate the impact of the Tax Act on our operations and financial statements, and to the extent we initially do so inaccurately, we may not provide investors or the public with advance notice of any adverse effect. Currently, we have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof. This accounting may change due to, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.

Certain changes in tax law implemented by the Tax Act were only partially effective in the 2018 fiscal year and become fully effective in the 2019 fiscal year. The primary impacts to us include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, net operating loss limitations, and changes to the limits on executive compensation deductions. These changes will have a material impact to the value of deferred tax assets and liabilities, and our future taxable income and effective tax rate. Although we currently anticipate the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and/or cash flows, we are still analyzing the Tax Act with our professional advisers. Until such analysis is complete and verified, the full impact of the Tax Act on us in future periods is uncertain, and no assurances can be made by us that it will not have any negative impacts on us.

We are an “emerging growth company” and a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we have taken advantage of, and intend to continue to take advantage of, certain exemptions from various reporting and compliance requirements that apply to other public companies that are not “emerging growth companies” or “smaller reporting companies.” These exemptions include, but are not limited to, the following:

•	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•	only being required to include two, as opposed to three, years of audited financial statements in our annual reports;

•	less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements; and

•	exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We intend to continue to take advantage of exemptions relating to emerging growth companies and smaller reporting companies but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. We cannot predict if investors will find our common shares less attractive because of our reliance on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares, which could result in a reduction in the price of our common shares or cause our share price to be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

We are required to disclose changes made to our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under applicable SEC rules and regulations, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal control could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline.

The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecasts of analysts, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our share price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are located in Vancouver, British Columbia, where we lease and occupy 3,921 square feet of office space. The term of the lease for our headquarters expires in April 2020. We have two U.S. offices, located in Kirkland, Washington and Atlanta, Georgia, where we lease and occupy approximately 1,700 and 3,100 square feet of office space, respectively. These leased office spaces expire in December 2021 and April 2020, respectively.

We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2018, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been traded on the TSX since May 31, 2012 under the symbol “CRH” and on the NYSE American since September 3, 2015 under the symbol “CRHM.” Prior to May 31, 2012 our common shares had been traded on the TSX Venture Exchange. The following table sets forth the high and low sales prices per common share as reported on the NYSE American and TSX for the periods indicated.

	NYSE American		TSX
	High	Low	High	Low
Quarter Ended	US$		C$
31-Dec-18	4.00	2.79	5.16	3.80
30-Sep-18	4.50	2.92	5.91	3.83
30-Jun-18	3.75	2.40	4.76	3.09
31-Mar-18	3.30	2.45	4.25	3.15
31-Dec-17	2.75	1.46	3.44	1.86
30-Sep-17	5.78	2.15	7.50	2.63
30-Jun-17	9.25	4.95	12.35	6.72
31-Mar-17	8.70	5.25	11.50	7.06

On March 12, 2019, the last reported sale price of our common shares on the NYSE American was $3.04 per share, and on the TSX was C$4.07 per share.

Holders

As of December 31, 2018, we had approximately 26 shareholders of record holding our common shares. This number does not reflect the beneficial holders of our common shares who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have not declared or paid any dividends on our outstanding common shares since our inception and we do not anticipate that we will do so in the foreseeable future. The declaration of dividends on our common shares is within the discretion of the Board of Directors and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. At the present time, anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the further development of the business.

Issuer Purchases of Equity Securities

On November 7, 2017, our Board of Directors authorized us to repurchase up to 7,120,185 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 7, 2017 (the “Original Repurchase Plans”). On November 5, 2018, our Board of Directors authorized the renewal of the Original Repurchase Plans and the repurchase of up to 7,044,410 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 5, 2018 (together with the Original Repurchase Plans, the “Repurchase Plans”).

During the fourth quarter of 2018, we repurchased a total of 685,000 common shares for $2.2 million at an average price of $3.17 per common share pursuant to the Repurchase Plans. Our repurchase activity during the fourth quarter of 2018 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31	319,000	$3.08	319,000	4,881,485
November 1 – 30	235,200	$3.19	235,200	6,833,610
December 1 – 31	130,800	$3.38	130,800	6,702,810

Total	685,000		685,000

Certain Canadian Income Tax Considerations for United States Holders

The following summarizes, as of the date hereof, certain Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Tax Convention (1980), as amended (the “Convention”) to the holding and disposition of our common shares.

Comment is restricted to beneficial owners of our common shares each of whom, at all relevant times and for purposes of the Canadian Tax Act and the Convention: (i) is neither resident nor deemed to be resident in Canada; (ii) is resident solely in the United States and is entitled to benefits of the Convention; (iii) does not use or hold, and is not deemed to use or hold, our common shares in, or in the course of, carrying on a business in Canada; (iv) deals at arm’s length with and is not affiliated with the Company; (v) holds our common shares as capital property; and (vi) is not an “authorized foreign bank” or an insurer that carries on business in Canada and elsewhere (each such holder, a “US Resident Holder”). Generally, a US Resident Holder’s common shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, does not acquire, hold or dispose of (or is not deemed to have acquired, held or disposed of) our common shares in one or more transactions considered to be an adventure or concern in the nature of trade, and does not hold or use (or is not deemed to hold or use) our common shares in the course of carrying on a business.

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be entitled to benefits under the Convention. US Resident Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.

This summary is based upon the current provisions of the Canadian Tax Act and the Convention in effect as of the date hereof, and the Company’s understanding of the current published administrative policies and assessing practices of the Canada Revenue Agency (“CRA”) published in writing prior to the date hereof. This summary does not anticipate or take into account any changes in law or in the administrative policies or assessing practices of the CRA, whether by legislative, governmental or judicial decision or action, except only the specific proposals to amend the Canadian Tax Act publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”). This summary assumes that the Tax Proposals will be enacted in the form proposed. This summary does not take into account any other federal or any provincial, territorial or foreign tax legislation or considerations, which may differ significantly from those set out herein. No assurances can be given that the Tax Proposals will be enacted as proposed or at all, or that legislative, judicial or administrative changes will not modify or change the statements expressed herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended and should not be construed as legal or tax advice to any particular US Resident Holder. No representations with respect to the income tax consequences to any prospective purchaser or holder of our common shares are made herein. Accordingly, prospective purchasers or holders of our common shares are urged to consult their own tax advisors with respect to their own particular circumstances. This summary is qualified accordingly.

Taxation of Dividends

Under the Canadian Tax Act, dividends paid or credited, or deemed to be paid or credited, to a US Resident Holder on our common shares will be subject to Canadian withholding tax at a rate of 25% of the gross amount of such dividends, unless the rate is reduced under the Convention. Under the Convention, the rate of withholding tax on dividends applicable to US Resident Holders who are entitled to benefits under the Convention and beneficially own the dividends is generally reduced to 15% (or, if the US Resident Holder is a company that owns at least 10% of the voting shares of the Company, 5%) of the gross amount of such dividends.

Disposition of Common Shares

Generally, a US Resident Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such US Resident Holder on a disposition or deemed disposition of our common shares unless our common shares constitute “taxable Canadian property” of the US Resident Holder and are not “treaty-protected property” (each as defined in the Canadian Tax Act).

Common shares of the Company generally will not be “taxable Canadian property” to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a “designated stock exchange” for purposes of the Canadian Tax Act (which currently includes the TSX and the NYSE American), unless at any time during the 60-month period immediately preceding the disposition of the common shares the following two conditions are met concurrently: (a) (i) the US Resident Holder, (ii) persons with whom the US Resident Holder did not deal at arm’s length, (iii) a partnership in which the US Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships, or (iv) any combination of the persons and partnerships described in (i) through (iii), owned 25% or more of the issued shares of any class or series of the capital stock of the Company; and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly, from one or any combination of real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Canadian Tax Act), and options in respect of or interests in, or for civil law rights in, any such properties (whether or not such property exists). In certain circumstances set out in the Canadian Tax Act, the common shares may be deemed to be “taxable Canadian property.”

Even if the common shares are taxable Canadian property to a US Resident Holder, any capital gain realized on the disposition or deemed disposition of such common shares will not be subject to tax under the Canadian Tax Act if the common shares are treaty-protected property.

A US Resident Holder contemplating a disposition of our common shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.

Certain United States Income Tax Considerations For United States Holders

The following discussion summarizes certain U.S. federal income tax considerations relating to the ownership and disposition of our common shares. It applies only to U.S. Holders (as defined below) that acquire and hold our common shares as capital assets (generally, property held for investment purposes) and is of a general nature. This summary should not be construed to constitute legal or tax advice to any particular U.S. Holder.

This section does not apply to U.S. Holders subject to special rules, including, without limitation, brokers, dealers in securities or currencies, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, tax-exempt organizations, insurance companies, banks, thrifts and other financial institutions, persons liable for alternative minimum tax, persons that hold an interest in an entity that holds the common shares, persons that will own, or will have owned, directly, indirectly or constructively 10% or more (by vote or value) of the Company’s equity, persons that hold the common shares as part of a hedging, integration, conversion or constructive sale transaction or a straddle, or persons whose functional currency is not the U.S. dollar.

This discussion does not purport to be a complete analysis of all of the potential U.S. federal income tax considerations that may be relevant to U.S. Holders in light of their particular circumstances. Further, it does not address any aspect of foreign, state, local or estate or gift taxation or the 3.8% surtax imposed on certain net investment income. U.S. Holders should consult their own tax advisor as to the U.S. federal, state, local, foreign and any other tax consequences of the ownership and disposition of the common shares.

This discussion is based on the Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, U.S. Treasury Regulations, IRS rulings, published court decisions, and the Convention, all as in effect as of the date hereof, and any of which may be repealed, revoked or modified (possibly with retroactive effect) so as to result in U.S. federal income tax consequences different from those discussed below. This summary is applicable to U.S. Holders who are residents of the United States for purposes of the Convention and who qualify for the full benefits of the Convention.

A “U.S. Holder” is a beneficial owner of the common shares who, for U.S. federal income tax purposes, is a citizen or individual resident of the United States, a corporation (or other entity that is classified as a corporation for U.S. federal income tax purposes) that is created or organized in or under U.S. laws or any State thereof or the District of Columbia, an estate whose income is subject to U.S. federal income tax regardless of its source, or a trust (i) if a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (ii) that validly elects to be treated as a U.S. person for U.S. federal income tax purposes.

If a partnership or other pass-through entity holds the common shares of the Company, the U.S. federal income tax treatment of a partner, beneficiary, or other stakeholder will generally depend on the status of that person and the tax treatment of the pass-through entity. A partner, beneficiary, or other stakeholder in a pass-through entity holding the common shares should consult its own tax advisor with regard to the U.S. federal income tax treatment of its investment in the common shares.

Distributions on the Common Shares

Subject to the passive foreign investment company, or PFIC, rules discussed below, the gross amount of any distribution received by a U.S. Holder with respect to the common shares (including any amounts withheld to pay Canadian withholding taxes) will be included in the gross income of the U.S. Holder as a dividend to the extent attributable to the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. The Company generally does not calculate its earnings and profits under U.S. federal income tax rules. Accordingly, U.S. Holders should expect that a distribution generally will be treated as a dividend for U.S. federal income tax purposes. Unless the Company is treated as a PFIC for the taxable year in which it pays a distribution or in the prior taxable year (see “Passive Foreign Investment Company Rules” below), the Company believes that it may qualify as a “qualified foreign corporation,” in which case distributions treated as dividends and received by non-corporate U.S. Holders may be eligible for a preferential tax rate. Distributions on the common shares generally will not be eligible for the dividends received deduction available to U.S. Holders that are corporations.

The amount of any dividend paid in Canadian dollars (including any amounts withheld to pay Canadian withholding taxes) will equal the U.S. dollar value of the Canadian dollars calculated by reference to the exchange rate in effect on the date the dividend is received by the U.S. Holder, regardless of whether the Canadian dollars are converted into U.S. dollars. A U.S. Holder will have a tax basis in the Canadian dollars equal to their U.S. dollar value on the date of receipt. If the Canadian dollars received are converted into U.S. dollars on the date of receipt, the U.S. Holder should generally not be required to recognize foreign currency gain or loss in respect of the distribution. If the Canadian dollars received are not converted into U.S. dollars on the date of receipt, a U.S. Holder may recognize foreign currency gain or loss on a subsequent conversion or other disposition of the Canadian dollars. Such gain or loss will be treated as U.S. source ordinary income or loss.

A U.S. Holder may be entitled to deduct or credit Canadian withholding tax imposed on dividends paid to a U.S. Holder, subject to applicable limitations in the Code. For purposes of calculating a U.S. Holder’s foreign tax credit, dividends received by such U.S. Holder with respect to the common shares of a foreign corporation generally constitute foreign source income. However, and subject to certain exceptions, a portion of the dividends paid by a foreign corporation will be treated as U.S. source income for U.S. foreign tax credit purposes, in proportion to its U.S. source earnings and profits, if U.S. persons own, directly or indirectly, 50% or more of the voting power or value of the foreign corporation’s common shares. If a portion of any dividends paid with respect to the common shares are treated as U.S. source income under these rules, it may limit the ability of a U.S. Holder to claim a foreign tax credit for any Canadian withholding taxes imposed in respect of such dividend. Dividends distributed by the Company will generally constitute “passive category” income for U.S. foreign tax credit purposes. The rules governing the foreign tax credit are complex. U.S. Holders are urged to consult their own tax advisors regarding the availability of the foreign tax credit under their particular circumstances, including the impact of, and any exception available to, the special income sourcing rule described in this paragraph.

Sale, Exchange or Other Taxable Disposition of the Common Shares

Subject to the PFIC rules discussed below, a U.S. Holder will recognize a capital gain or loss on the sale, exchange or other taxable disposition of our common shares in an amount equal to the difference between the amount realized for the common shares and the U.S. Holder’s adjusted tax basis in the common shares. Capital gains of non-corporate U.S. Holders derived with respect to capital assets held for more than one year are eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations. Any capital gain or loss recognized by a U.S. Holder generally will be treated as U.S. source gain or loss for U.S. foreign tax credit purposes.

Passive Foreign Investment Company Rules

A foreign corporation will be considered a PFIC for any taxable year in which (1) 75% or more of its gross income is “passive income” under the PFIC rules or (2) 50% or more of the average quarterly value of its assets produce (or are held for the production of) “passive income.” For this purpose, “passive income” generally includes interest, dividends, certain rents and royalties, and certain gains. The Company does not currently believe that it was a PFIC for the prior taxable year or will be in the current or a foreseeable future taxable year. The determination as to whether we will be a PFIC for any taxable year, however, is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, our actual PFIC status for any taxable year is not determinable until after the end of such taxable year, and therefore cannot be predicted with certainty. Because of the above described uncertainties, there can be no assurance that the U.S. Internal Revenue Service will not challenge the determination made by us concerning our PFIC status or that we will not be a PFIC for any taxable year. If we are classified as a PFIC in any year a U.S. Holder owns the commons shares, certain adverse tax consequences could apply to such U.S. Holder. Certain elections may be available (including a mark-to-market election) to U.S. Holders that may mitigate some of the adverse consequences resulting from the Company’s treatment as a PFIC. U.S. Holders should consult their own tax advisors regarding the application of PFIC rules to their investments in the common shares.

Required Disclosure with Respect to Foreign Financial Assets

Certain U.S. Holders are required to report information relating to an interest in our common shares, subject to certain exceptions (including an exception for common shares held in accounts maintained by certain financial institutions), by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in the common shares. U.S. Holders are urged to consult their own tax advisors regarding information reporting requirements relating to their ownership of the common shares.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the period covered by this Annual Report.

Use of Proceeds From Registered Securities

There were no proceeds from sales of registered securities during the period covered by this Annual Report.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the attached financial statements and notes thereto. The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This Annual Report on Form 10-K, including the following section, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Annual Report on Form 10-K, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “CRH,” “we,” “us,” and “our” refer to CRH Medical Corporation and its subsidiaries.

Overview

CRH is a North American company focused on providing GIs with innovative services and products for the treatment of GI diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, GAA, which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with twenty additional acquisitions of GI anesthesia companies since GAA.

According to the CDC, colorectal cancer is the second leading cause of cancer-related deaths in the United States and recent research indicates that the incidence of colon cancer in young adults is on the rise. The CDC has implemented campaigns to raise awareness of GI health and drive colorectal cancer screening rates among at risk populations. Colon cancer is treatable if detected early and screening colonoscopies are the most effective way to detect colon cancer in its early stages. Anesthesia-assisted endoscopies are the standard of care for colonoscopies and upper endoscopies.

CRH’s goal is to establish itself as the premier provider of innovative products and essential services to GIs throughout the United States. The Company’s CRH O’Regan System distribution strategy focuses on physician education, patient outcomes, and patient awareness. The O’Regan System is a single use, disposable, hemorrhoid banding technology that is safe and highly effective in treating hemorrhoid grades I – IV. CRH distributes the CRH O’Regan System, treatment protocols, operational and marketing expertise as a complete, turnkey package directly to physicians, allowing CRH to create meaningful relationships with the physicians it serves.

The Company has financed its cash requirements primarily from revenues generated from the sale of its product directly to physicians, GI anesthesia revenue, equity financings, debt financing and revolving and term credit facilities. The Company’s ability to maintain the carrying value of its assets is dependent on successfully marketing its products and services, obtaining reasonable rates for anesthesia services and maintaining future profitable operations, the outcome of which cannot be predicted at this time. The Company has also stated its intention to acquire or develop additional GI anesthesia businesses. In the future, it may be necessary for the Company to raise additional funds for the continuing development of its business plan, including additional acquisitions.

Recent Events

In the year ended December 31, 2018, the Company’s financial results reflect the impact of the CMS 2018 Medicare Final Physician Fee Schedule and the acquisition of five additional anesthesia services providers.

CMS 2018 Medicare Final Physician Fee Schedule – January 2018

The final CMS (“Centers for Medicare and Medicaid Services”) 2018 Medicare Physician Fee Schedule was announced on November 2, 2017 and updated the payment policies, payment rates, and other provisions for services furnished under the Medicare Physician Fee Schedule on or after January 1, 2018.

The Medicare Final Physician Fee Schedule changed the billing structure for CRH’s primary billing code for anesthesia provided in conjunction with a lower endoscopy by eliminating the existing billing code and replacing it with three new billing codes. Two of the new billing codes had lower base unit values with the net effect of decreasing the amount CRH billed and collected for anesthesia services provided in conjunction with a lower endoscopy.

Shreveport Sedation Associates, LLC (“SSA”) – March 2018

On March 19, 2018, a subsidiary of the Company entered into an asset purchase agreement to acquire 100% of certain assets of an anesthesia services provider in Louisiana. The purchase consideration, paid via cash, for the acquisition was $9,404,148. The allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition was $9,391,036. The Company also acquired a prepaid asset as part of the acquisition.

Western Ohio Sedation Associates, LLC (“WOSA”) – May 2018

On May 1, 2018, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire 51% of the ownership interest in an anesthesia services provider in Ohio. The purchase consideration, paid via cash, for the acquisition was $6,409,000. The allocated cost of the exclusive professional services agreement which was acquired as part of this acquisition was $12,713,133.

Lake Washington Anesthesia Associates, LLC (“LWA”) – July 2018

On July 26, 2018, a subsidiary of the Company entered into a membership interest purchase agreement, effective July 1, 2018, to acquire a 51% interest in Lake Washington Anesthesia Associates, LLC (”LWA”), a gastroenterology anesthesia services provider in Washington State. The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $5,000,000. The allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition was $9,886,156.

LWA is the Company’s first Monitored Anesthesia Care (“MAC”) program to be completed. The MAC program was announced on March 15, 2017 with Puget Sound Gastroenterology (“PSG”). CRH assisted PSG in the development of PSG’s MAC program under LWA. CRH retained an option to acquire a 51% interest in LWA, which has since been exercised.

Lake Erie Sedation Associates, LLC (“LESA”) – September 2018

On September 4, 2018, a subsidiary of the Company entered into an asset purchase agreement to acquire 100% of certain assets of an anesthesia services provider in Ohio. The purchase consideration, paid via cash, for the acquisition was $4,180,000. The allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition was $4,233,115.

Triad Sedation Associates LLC (“TSA”) – October 2018

In October 2018, the Company entered into an agreement with Digestive Health Specialists (“DHS”), located in North Carolina, to assist DHS in the development and management of a monitored anesthesia care program. Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Triad Sedation

Associates LLC, and receives compensation for its billing and collection services. Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date. The Company will not recognize any material revenue or expense from this transaction unless CRH elects to exercise its option.

Normal Course Issuer Bid Renewal – November 2018

On November 5, 2018, the Company received approval from the Toronto Stock Exchange (“TSX”) of its intention to renew its existing Normal Course Issuer Bid. Pursuant to the bid, the Company may purchase for cancellation up to 7,044,410 of its common shares, or approximately 9.74% of the common shares outstanding as of November 5, 2018. Purchases under the bid are subject to a daily restriction of 46,958 shares. As of December 31, 2018, the Company has repurchased 2,604,700 common shares under both its previous and current normal course issuer bids for a total of $6,657,446 (CAD$8,614,275), including transaction fees.

Tennessee Valley Anesthesia Associates LLC (“TVAA”) – December 2018

On December 1, 2018, the Company entered into an asset contribution and exchange agreement to acquire 51% of the ownership interest in an anesthesia services provider in Tennessee. The purchase consideration, paid via cash, for the acquisition was $2,200,000. The allocated cost of the exclusive professional services agreement which was acquired as part of the transaction was $4,423,284.

Anesthesia Care Associates LLC (“ACA”) – January 2019

On January 1, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to acquire a 100% interest in Anesthesia Care Associates, LLC (”ACA”), a gastroenterology anesthesia services provider in Indiana. The purchase consideration, paid via cash, for the acquisition of the Company’s 100% interest was $5,239,003. The allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition was $5,355,028.

Results of Operations

As a non-U.S. company listed on the NYSE American, the United States Securities and Exchange Commission (“SEC”) requires us to perform a test on the last business day of the second quarter of each fiscal year to determine whether we continue to meet the definition of a foreign private issuer (“FPI”). Historically, we met the definition of an FPI, and as such, prepared consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”), reported with the SEC on FPI forms, and complied with SEC rules and regulations applicable to FPIs.

On June 30, 2018, we performed the test and determined that we no longer met the definition of an FPI. As such, from January 1, 2019, the Company is required to prepare consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), report with the SEC on domestic forms, and comply with SEC rules and regulations applicable to domestic issuers.

The Company’s historical financial statements were previously presented under International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) up to and including the Company’s September 30, 2018 interim report.

The conversion from IFRS to US GAAP resulted in adjustments to the Company’s balance sheet and statement of operations for the year ended December 31, 2017, as well as adjustments to the Company’s interim balance sheets and statements of operations for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018. All financial data contained within this document has been restated and presented in accordance with

US GAAP. A summary of the impact of conversion from IFRS to US GAAP on the Company’s statement of operations and balance sheet for the year ended December 31, 2017 is presented below:

	Year ended December 31, 2017
	As previously reported (IFRS)[1]	Adjustments	Restated (US GAAP)
Net and comprehensive income	$13,668,118	$5,506,952	$19,175,070
Attributable to:
Shareholders of the Company	6,558,966	5,519,887	12,078,853
Non-controlling interest	$7,109,152	$(12,935)	$7,096,217
Total assets	198,450,878	5,504,627	203,955,505
Total liabilities	73,514,590	(857,130)	72,657,460
Total equity attributable to shareholders of the Company	67,658,972	6,187,225	73,846,197
Non-controlling interest	57,277,316	174,532	57,451,848

1 The IFRS numbers are non-GAAP amounts as IFRS is no longer the Company’s primary GAAP. However, these numbers are presented in order to provide context to the Company’s previously issued 2017 financial statements under IFRS.

The primary driver of the IFRS to US GAAP adjustments was the elimination of the Company’s impairment charge in relation to its GAA professional services intangible asset and related tax impact. This increase in income was offset by an incremental increase in stock based compensation expense related to the Company’s performance based share units, and related tax impact, and additional amortization relating to the capitalization of acquisition costs on the Company’s acquisitions completed during the year ended December 31, 2017. Previously, under IFRS, the Company accounted for its acquisitions as business combinations. Under US GAAP, these transactions are accounted for as asset acquisitions. The conversion from IFRS to US GAAP had no impact on the Company’s Adjusted Operating EBITDA2.

The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by business segment, as well as present key metrics, such as operating expenses, operating income and net and comprehensive income attributable to shareholders of the company and non-controlling interest, from our statements of operations.

The selected financial information provided below has been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) beginning December 31, 2018 on a retrospective basis.

[2]	See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures

SELECTED US GAAP FINANCIAL INFORMATION

	2018	2017	% Change
Anesthesia services revenue	$101,790,165	$83,505,140	22%
Product sales revenue	10,959,215	11,501,005	(5%)

Total revenue	112,749,380	95,006,145	19%

Total operating expenses, including:	92,454,250	74,186,860	25%
Depreciation and amortization expense	31,486,055	23,834,400	32%
Stock based compensation expense	2,800,750	4,036,070	(31%)

Operating income	20,295,130	20,819,285	(3%)
Operating margin	18.0%	21.9%

Net finance expense (recovery)	4,567,327	(5,514,850)	183%
Tax expense	2,711,886	7,159,065	(62%)

Net and comprehensive income	$13,015,917	$19,175,070	(32%)
Attributable to:
Shareholders of the Company	4,679,921	12,078,853	(61%)
Non-controlling interest[1]	8,335,996	7,096,217	17%

Earnings per share attributable to shareholders:
Basic	$0.064	$0.164
Diluted	$0.063	$0.161

[1]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

NON-GAAP FINANCIAL MEASURES

In addition to results reported in accordance with US GAAP, the Company uses certain non-GAAP financial measures, including adjusted operating expenses (in total and broken down by operating segment), adjusted operating EBITDA (in total and broken down as attributable to non-controlling interest and shareholders of the Company) and adjusted operating EBITDA margin as supplemental indicators of its financial and operating performance. These non-GAAP measures are not recognized measures under US GAAP and do not have a standardized meaning prescribed by US GAAP, and are therefore unlikely to be comparable to measures presented by other companies. These measures are provided as additional information to complement US GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analyses of the Company’s financial information reported under US GAAP. See “Use of Non-GAAP Financial Measures” elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	2018	2017	% Change
Total Adjusted operating expenses	$58,060,387	$45,871,663	27%

Adjusted operating EBITDA – non-controlling interest[2]	18,856,198	14,798,542	27%
Adjusted operating EBITDA – shareholders of the Company	35,832,795	34,335,942	4%
Adjusted operating EBITDA – total	$54,688,993	$49,134,485	11%
Adjusted operating EBITDA margin	48.5%	51.7%

1 See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

2 Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Summary of Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2018.

Seasonality impacts quarterly anesthesia and product revenues. With our expenses primarily fixed, adjusted operating EBITDA margins will fluctuate quarterly with operating EBITDA margins being greater during the fourth quarter of each year and operating EBITDA margins being less during the first quarter of each year. Seasonality also impacts net income as net income will fluctuate with fluctuations in adjusted operating EBITDA.1

(in 000’s of US$, except EPS)	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18	Q4 ‘17	Q3 ‘17	Q2 ‘17	Q1 ‘17

Anesthesia services revenue	28,931	26,073	24,677	22,109	27,478	19,294	18,140	18,592

Product sales revenue	3,090	2,658	2,654	2,557	3,072	2,865	2,788	2,776

Total revenue	32,022	28,732	27,331	24,666	30,550	22,159	20,928	21,369

Total operating expense	25,094	24,232	22,902	20,226	21,634	18,149	17,156	17,248

Adjusted operating expenses

Anesthesia services	13,554	13,047	12,102	10,416	11,411	9,177	8,712	8,299

Product sales	1,237	1,065	1,271	1,093	1,295	1,094	1,142	1,037

Corporate	1,361	1,108	1,064	743	882	994	844	985

Total adjusted operating expenses	16,151	15,220	14,437	12,252	13,588	11,265	10,698	10,320

Operating income	6,928	4,499	4,428	4,439	8,917	4,010	3,772	4,121

Operating margin	22%	16%	16%	18%	29%	18%	18%	19%

Adjusted operating EBITDA - non-controlling interest[2]	5,215	4,996	4,464	4,182	5,473	3,119	2,878	3,329

Adjusted operating EBITDA- shareholders of the Company	10,656	8,515	8,429	8,231	11,489	7,775	7,352	7,719

Adjusted operating EBITDA - total	15,871	13,512	12,893	12,414	16,963	10,894	10,230	11,048

Adjusted operating EBITDA margin	50%	47%	47%	50%	56%	49%	49%	52%

Net finance (income) expense	1,721	1,625	609	612	(9,822)	(392)	3,425	1,274

Income tax expense (recovery)	1,059	390	593	669	7,562	658	(401)	(660)

Net income	4,148	2,484	3,226	3,157	11,176	3,744	748	3,507

Net income attributable to:

Shareholders of the Company	1,711	267	1,291	1,411	8,168	2,528	(364)	1,747

Non-controlling interest[2]	2,437	2,218	1,935	1,746	3,009	1,216	1,111	1,760

Adjusted Operating EBITDA per share attributable to shareholders

Basic	0.146	0.116	0.116	0.113	0.156	0.105	0.099	0.106

Diluted	0.143	0.114	0.114	0.111	0.153	0.103	0.097	0.102

Earnings (loss) per share attributable to shareholders

Basic	0.023	0.004	0.018	0.019	0.111	0.034	(0.005)	0.024

Diluted	0.023	0.004	0.017	0.019	0.109	0.033	(0.005)	0.023

1 See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

2 Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues for the year ended December 31, 2018 were $112,749,380 compared to $95,006,145 for the year ended December 31, 2017. The 19% increase is mainly attributable to revenue contributions from the anesthesia businesses acquired by the Company in 2018, along with acquisitions completed mid-year in fiscal 2017. Revenues for the three months ended December 31, 2018 reflect the revenue contributions from anesthesia businesses acquired during 2018 and were $32,021,768, an increase of 5% or $1,471,023 when compared to the three months ended December 31, 2017.

Revenues from anesthesia services for the year ended December 31, 2018 were $101,790,165 compared to $83,505,140 for the year ended December 31, 2017. As above, the increase was primarily due to the Company’s anesthesia acquisitions throughout 2018 and 2017; however, there were additional factors which impacted the change in revenue between fiscal 2018 and fiscal 2017. The $18.3 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2017 and 2018 contributed $28.2 million of the increase when comparing the two periods. This is comprised of growth from acquisitions completed in 2017 ($16.3 million) and growth from acquisitions completed in 2018 ($11.9 million);

•	the impact of the CMS final fee schedule, effective January 1, 2018, resulted in a decrease in revenue of approximately $7.5 million or 9% when compared to the full year 2017;

•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased 2018 revenue by $3.0 million or approximately 4% when compared to 2017;

•	revenues relating to our monitored anesthesia care program decreased by $0.1 million as a result of the acquisition of LWA; and

•	the company incurred a positive adjustment as a result of a non-recurring change in estimate of $0.7 million.

Anesthesia revenues for the three months ended December 31, 2018 were $28,931,460 compared to $27,478,475 for the three months ended December 31, 2017. The $1.4 million increase in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2018 contributed $5.5 million of the increase when comparing the two periods;

•	the impact of the CMS final fee schedule, effective January 1, 2018, resulted in a decrease in revenue of approximately $2.4 million or 9% when compared to the fourth quarter of 2017;

•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased revenue in the fourth quarter of 2018 by $1.5 million or approximately 5% when compared to the fourth quarter of 2017;

•	revenues relating to our monitored anesthesia care program decreased by $0.2 million as a result of the acquisition of LWA; and

•	the company incurred a positive adjustment as a result of a non-recurring change in estimate of $0.1 million.

As adjusted operating expenses are largely fixed in nature, changes in revenue primary drive changes in operating income and adjusted operating EBITDA1.

1 See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

In the year ended December 31, 2018, the anesthesia services segment serviced 276,766 patient cases compared to 201,578 patient cases during the year ended December 31, 2017. Patient cases serviced in the fourth quarter of 2018 were 81,528 compared to 64,684 patient cases in the fourth quarter of 2017.

The tables below summarize our approximate payor mix as a percentage of all patient cases for the years ended December 31, 2018 and 2017 and for the fourth quarters of 2018 and 2017.

	Three months ended			Years ended
Payor	December 31, 2018	December 31, 2017[1]	Change	December 31, 2018	December 31, 2017[6]	Change
Commercial	62.8%	63.3%	(0.8%)	59.3%	60.0%	(1.3%)
Federal	37.2%	36.7%	1.5%	40.7%	40.0%	1.9%
Total	100.0%	100.0%		100.0%	100.0%

1 Restated to conform with presentation adopted in 2018.

The payor mix for the three months and year ended December 31, 2018 includes acquisitions completed during 2017 and 2018 and as a result is not directly comparable to the three months and year ended December 31, 2017. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three months and year ended December 31, 2018 and 2017, but exclude patient cases related to acquisitions completed in 2017 and 2018 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Years ended
Payor	December 31, 2018	December 31, 2017[6]	Change	December 31, 2018	December 31, 2017[6]	Change
Commercial	64.0%	63.6%	0.6%	59.8%	60.4%	(1.0%)
Federal	36.0%	36.4%	(1.0%)	40.2%	39.6%	1.5%
Total	100.0%	100.0%		100.0%	100.0%

The table below summarizes our approximate payor mix as a percentage of all patient cases for the year ended December 31, 2018, by quarter, and excludes patient cases related to acquisitions completed in 2018 as inclusion of these acquisitions would reduce the comparability of the date presented.

Payor	Q4 2018	Q3 2018	Q2 2018	Q1 2018
Commercial	63.6%	59.3%	58.2%	57.5%
Federal	36.4%	40.7%	41.8%	42.5%
Total	100.0%	100.0%	100.0%	100.0%

Seasonality is driven by both patient cases and seasonal payor mix. As a result, revenue per patient will fluctuate quarterly. The seasonality of patient cases for fiscal 2018 is provided below for organic patient cases; it excludes patient cases relating to acquisitions completed in 2018.

Seasonality	Q4 2018	Q3 2018	Q2 2018	Q1 2018
Patient cases	26.3%	24.7%	25.2%	23.8%

Revenues from product sales for the year ended December 31, 2018 were $10,959,215 compared to $11,501,005 for 2017. The decrease in product sales is the result of decreased sales of the CRH O’Regan System at previously trained practices due to changes in practice emphasis and to a lesser extent the introduction of competitive products. In the last quarter of the year we have initiated additional practice support initiatives, including a greater emphasis on re-training physicians in practices where usage has decreased. We have seen traction with these initiatives with revenues from product sales for the three months ended December 31, 2018 increasing by 1%, when compared to the three months ended December 31, 2017. As of December 31, 2018, the Company has trained 2,944 physicians to use the O’Regan System, representing 1,124 clinical practices. This compares to 2,686 physicians trained, representing 1,034 clinical practices, as of December 31, 2017.

Total operating expenses

Total operating expense for the year ended December 31, 2018 was $92,454,250 compared to $74,186,860 for the year ended December 31, 2017. Total operating expense for the three months ended December 31, 2018 was $25,093,657 compared to $21,634,236. The increase in operating expenses is largely driven by increases seen in total adjusted operating expense (refer to the “Total adjusted operating expenses – Non-GAAP section below) as well as increases in amortization expense related to acquisitions completed in 2018 and throughout 2017, offset by a decrease in stock-based compensation expense.

Amortization expense increased by 32% from 2017. This is a result of acquisitions completed in 2017 and 2018 and the related intangible assets that were acquired. Stock-based compensation expense decreased by 31% when compared to 2017. This decrease is due to the fact that certain performance based share unit awards early vested in 2017, resulting in recognition of the full expense relating to those awards. There was no similar early vest of performance based awards in 2018.

Total adjusted operating expenses – Non-GAAP1

For the year ended December 31, 2018, total adjusted operating expenses were $58,060,387 compared to $45,871,663 for the year ended December 31, 2017. For the three months ended December 31, 2018, total adjusted operating expenses were $16,151,179 compared to $13,588,201 for the three months ended December 31, 2017. Increases in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business. Factors impacting the fluctuation of total adjusted operating expenses are consistent with those impacting operating expenses.

Anesthesia services adjusted operating expenses for the year ended December 31, 2018 were $49,119,072, compared to $37,598,984 for the year ended December 31, 2017. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. The Company’s first anesthesia acquisition was in the fourth quarter of 2014, with nineteen further acquisitions completed in 2015, 2016, 2017 and 2018. As a result, fiscal 2018 is not directly comparable to 2017, with the majority of the increase relating to operating expenses for acquired companies. Though revenue may fluctuate significantly, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, increase as a result of the Company’s acquisition strategy. Total adjusted operating expenses per case for the anesthesia segment were $177 per case for the year ended December 31, 2018, as compared to $187 per case for the year ended December 31, 2017. The decrease in expense per case is reflective of the leverage of our existing infrastructure and the cost profile of acquisitions completed in fiscal 2018. Anesthesia services adjusted operating expenses for the three months ended December 31, 2018 were $13,553,945 compared to $11,410,880 for the three months ended December 31, 2017. Total adjusted operating expenses per case were $166 per case for the three months ended December 31, 2018 as compared to $176 per case for the three months ended December 31, 2017.

Product sales adjusted operating expenses for the year ended December 31, 2018 were $4,665,616 compared to $4,568,422 for the year ended December 31, 2017. Employment and related costs have remained consistent with fiscal 2017, with the slight overall increase in costs relating to higher product support costs, specifically related

1 See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

to marketing and training, offset by a decrease in professional fees. The product operating segment incurred higher than normal professional fees in 2017 as part of its efforts to distribute the company’s product offering in China. In the future, the Company expects adjusted operating expenses to increase as the Company continues to invest in activities aimed at increasing demand for training and increasing the use or adoption of the CRH O’Regan System. Product sales adjusted operating expenses for the three months ended December 31, 2018 were $1,236,732 compared to $1,295,163 for the three months ended December 31, 2017.

Corporate adjusted operating expenses for the year ended December 31, 2018 were $4,275,699 compared to $3,704,255 for the year ended December 31, 2017. The increase in corporate adjusted operating expense is a reflection of higher professional fees and employee related costs, and, in general, is reflective of the increasing complexity of our business which is also increasing our compliance costs. Corporate adjusted operating expenses for the three months ended December 31, 2018 were $1,360,502 compared to $882,158 for the three months ended December 31, 2017.

Operating Income

Operating income for the year ended December 31, 2018 was $20,295,130 compared to $20,819,285 for the same period in 2017. Operating income for the three months ended December 31, 2018 was $6,928,201 compared to $8,916,509 for the comparable period in 2017. The following schedule reconciles the changes in operating income between periods:

	Year ended December 31, 2018	Quarter ended December 31, 2018
Prior period operating income	$20,819,285	$8,916,509
Increase in period revenues	17,743,235	1,471,023
Increase in period adjusted operating expenses[1]	(12,188,732)	(2,562,978)
Increase in period amortization and depreciation expense	(7,651,655)	(1,127,469)
Decrease in period stock based compensation expense	1,235,320	138,227
Decrease in period acquisition expenses	337,678	92,890

Current period operating income	$20,295,130	$6,928,201

1 See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Changes in the company’s revenues and adjusted operating expenses1 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

Contributing to the decrease in operating income for the year are incremental amortization costs related to the acquired professional service agreements relating to acquisitions completed in 2017 and 2018 of $7,651,655 and decreases in stock based compensation expense of $1,235,320 and a decrease in acquisition expenses of $337,678.

Contributing to the decrease in operating income for the quarter are incremental amortization costs related to the acquired professional service agreements relating to acquisitions completed in 2018 of $1,127,469 and decreases in stock based compensation expense of $138,227 and a decrease in acquisition expenses of $92,890.

Anesthesia operating income for the year ended December 31, 2018 was $20,711,015, a decrease of $658,678 from the same period in 2017. This decrease is primarily reflective of the incremental costs related to the amortization of acquired professional service agreements relating to acquisitions completed in 2017 and 2018, offset by the increase in operating EBITDA in the year (calculated above as revenues less adjusted operating expenses). Anesthesia operating income for the three months ended December 31, 2018 was $6,957,715 compared to income of $8,693,176 for the three months ended December 31, 2017.

Product operating income for the year ended December 31, 2018 was $5,936,478, a decrease of $566,977 from the same period in 2017. The decrease is primarily driven by the decline in revenues in the year, offset by a slight increase in adjusted operating expenses. Product operating income for the three months ended December 31, 2018 was $1,825,090 compared to $1,664,559 for the three months ended December 31, 2017.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the year ended December 31, 2018 was $35,832,795, an increase of $1,496,853 from the year ended December 31, 2017. The increase in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the contributions from acquisitions completed in 2017 and 2018, offset by the impacts of the CMS final rule, and the impact of moving from non-contracted to a contracted status for commercial payors. Adjusted operating EBITDA is also favourably impacted by the decrease in adjusted anesthesia operating expense per case.

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended December 31, 2018 was $10,655,670, a decrease of 7% from the same period in 2017. The decrease is primarily a reflection of contributions from acquisitions completed in 2018, offset by the impact of the CMS final rule and the impact of moving from non-contracted to a contracted status for commercial payors.

Adjusted operating EBITDA attributable to non-controlling interest was $18,856,198 for the year ended December 31, 2018. This comprises the non-controlling interests’ share of revenues of $32,328,448 and adjusted operating expenses of $13,472,250. Adjusted operating EBITDA attributable to non-controlling interest was $5,214,919 for the three months ended December 31, 2018. This comprises the non-controlling interests’ share of revenues of $8,973,998 and adjusted operating expenses of $3,759,079.

Total adjusted operating EBITDA was $54,688,993 for the year ended December 31, 2018, an increase of 11% from the same period in 2017. Total adjusted operating EBITDA was $15,870,589 for the three months ended December 31, 2018, a decrease of 6% from the same period in 2017.

Net finance (income) / expense

As a result of the Company’s debt facilities and long-term finance obligations, the Company has recorded a net finance expense of $4,567,327 for the year ended December 31, 2018, compared to a net finance recovery of $5,514,850 for the year ended December 31, 2017. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments, as well as foreign exchange gains and losses on the Crown debt which was denominated in Canadian dollars. On June 26, 2017, the Company paid off and extinguished its Crown debt. As a result of the extinguishment of the Crown debt, the Company’s effective interest rate is lower than it has been in previous years with the difference between cash interest expense in 2018 versus 2017 reflective of this. The net change in the fair value of the Company’s earn out obligation, offset by the

1 See “Use of Non-GAAP Financial Measures” below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Company’s extinguishment of its Crown debt in the second quarter of 2017, was the primary driver of the finance recovery in fiscal 2017.

	2018	2017
Finance income:
Foreign exchange gain	$—	$—
Net change in fair value of financial liabilities at fair value through earnings (note 20)	—	(11,825,256)

Total finance income	$—	$(11,825,256)
Finance expense:
Interest and accretion expense on borrowings	$3,168,762	$3,322,321
Accretion expense on earn-out obligation and deferred consideration	166,575	600,602
Amortization of deferred financing fees	260,363	204,057
Net change in fair value of financial liabilities at fair value through earnings	971,627	—
Foreign exchange loss	—	88,084
Extinguishment of notes payable and bank indebtedness	—	2,044,867
Other	—	50,475

Total finance expense	$4,567,327	$6,310,406

Net finance (income) expense	$4,567,327	$(5,514,850)

Net finance expense, excluding fair value adjustments, debt extinguishment and foreign exchange	$3,595,700	$4,177,455

During the year ended December 31, 2018, the Company recognized a fair value adjustment of $971,627 in respect of its earn-out obligation. The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates and the discount rate utilized. During the three months ended December 31, 2018, the Company recognized a fair value adjustment of $735,359 in respect of its earn-out obligation.

Cash interest paid in the year ended December 31, 2018 was $3,180,808 compared to $3,563,837 cash interest paid in 2017. As at December 31, 2018, the Company owed $70.25 million under the amended Scotia Facility as compared to $61.7 million owed at December 31, 2017. The Company anticipates that, in future, cash interest will fluctuate as the Company draws or repays on its Facility and as LIBOR rates fluctuate.

Income tax expense

For the year ended December 31, 2018, the Company recorded an income tax expense of $2,711,886 compared to income tax expense of $7,159,065 for the year ended December 31, 2017. Income tax expense relates only to income attributable to the Company’s shareholders. The Company recorded an income tax expense of $1,059,442 in the three months ended December 31, 2018 compared to $7,562,137 recorded in the three months ended December 31, 2017. In 2017, the US Federal government enacted a reduced federal tax rate. As a result, the valuation of the Company’s deferred tax assets reduced, creating additional tax expense in 2017. This is the primary driver of the decline in tax expense period over period as 2018 did not experience any significant tax rate changes.

Net and comprehensive income

For the year ended December 31, 2018, the Company recorded net and comprehensive income attributable to shareholders of the Company of $4,679,921 compared to net and comprehensive income attributable to shareholders of $12,078,853 for the year ended December 31, 2017. The decrease year over year is largely a reflection of the net finance recovery experienced in 2017 of $5,514,850, whereas the Company incurred net finance expense of $4,567,327 in 2018. This net unfavourable change in finance expense of approximately $10 million was offset by a net tax expense decrease of approximately $4.5 million, leading to a decrease in net income attributable to shareholders of approximately $7.4 million.

For the three months ended December 31, 2018, the Company recorded net and comprehensive income attributable to shareholders of the Company of $1,711,144 compared to $8,167,640 for the same period in 2017. The decrease period over period is largely due to the unfavourable change in finance expense of approximately $11.5 million period over period, offset by a net tax expense decrease of approximately $6.5 million.

Net and comprehensive income attributable to non-controlling interest was $8,335,996 for the year ended December 31, 2018. This is an increase of 17% from 2017 and reflects the business model adopted by CRH whereby recent acquisitions, though controlled by CRH, attribute a portion of income earned to non-controlling interests. Net and comprehensive income attributable to non-controlling interests was $2,437,108 for the three months ended December 31, 2018 compared to $3,008,655 for the three months ended December 31, 2017.

Use of Non-GAAP Financial Measures

As discussed above, in addition to results reported in accordance with US GAAP, the Company uses certain non-GAAP financial measures, including adjusted operating expenses (in total and broken down by operating segment), adjusted operating EBITDA (in total and broken down as attributable to non-controlling interest and shareholders of the Company), and adjusted operating EBITDA margin as supplemental indicators of its financial and operating performance. These non-GAAP measures are not recognized measures under US GAAP and do not have a standardized meaning prescribed by U.S. Generally Accepted Accounting Principles (“US GAAP”) and thus the Company’s definition may be different from and unlikely to be comparable to non-GAAP measures presented by other companies. These measures are provided as additional information to complement US GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analyses of the Company’s financial information reported under US GAAP. Management uses these non-GAAP measures to provide investors with a supplemental measure of the Company’s operating performance and thus highlight trends in the Company’s core business that may not otherwise be apparent when relying solely on US GAAP financial measures. Management also believes that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of issuers. In addition, management uses these non-GAAP measures in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets, and to assess its ability to meet future debt service, capital expenditure, and working capital requirements. The definitions of these measures, as well as a reconciliation of the most directly comparable financial measure calculated and presented in accordance with GAAP to each non-GAAP measure, are presented below.

Adjusted operating EBITDA: The Company defines adjusted operating EBITDA as operating earnings before interest, taxes, depreciation, amortization, stock based compensation, acquisition related expenses and asset impairment charges. Adjusted operating EBITDA is presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating EBITDA to capture the profitability of its business before the impact of items not considered in management’s evaluation of operating unit performance.

Adjusted operating EBITDA margin. The Company defines adjusted operating EBITDA margin as operating earnings before interest, taxes, depreciation, amortization, stock based compensation, acquisition related expenses and asset impairment charges as a percentage of revenue. Adjusted operating EBITDA margin is presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating EBITDA margin to capture the profitability of its business before the impact of items not considered in management’s evaluation of operating performance.

Adjusted operating expenses: The Company defines adjusted operating expenses as operating expenses before acquisition related expenses, stock based compensation, depreciation, amortization and asset impairment charges. Adjusted operating expenses are presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating expenses to capture the operating cost of the business before the impact of items not considered in management’s evaluation of operating costs.

The Company’s management believes that the presentation of the above defined Non-GAAP financial measures provides useful information to investors because they reflect the Company’s ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in its business. In addition, they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company’s management. These items are excluded based upon the way the Company’s management evaluates the performance of the Company’s business for use in the Company’s internal reports and are not excluded in the sense that they may be used under US GAAP.

The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of non-GAAP measures, which adjusts for the impact of amortization of intangible assets, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends.

In summary, the Company believes the provision of supplemental Non-GAAP measures allow investors to evaluate the operational and financial performance of the Company’s core business using the same evaluation measures that management uses and is therefore a useful indication of CRH’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

ADJUSTED OPERATING EBITDA

	2018					2017
(USD in thousands)	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18	FY ‘17	Q4 ‘17	Q3 ‘17	Q2 ‘17	Q1 ‘17
Net and comprehensive income	13,016	4,148	2,484	3,226	3,157	19,175	11,176	3,744	748	3,507

Net finance (income) expense	4,567	1,720	1,625	609	612	(5,515)	(9,822)	(392)	3,425	1,274
Income tax expense (recovery)	2,712	1,059	390	593	669	7,159	7,562	658	(401)	(660)

Operating income	20,295	6,928	4,499	4,428	4,439	20,819	8,917	4,010	3,772	4,121

Amortization expense	31,390	8,313	8,185	7,695	7,196	23,755	7,185	5,904	5,608	5,057
Depreciation and related expense	96	25	24	24	23	80	25	22	20	13
Stock based compensation	2,801	600	745	719	738	4,036	738	770	743	1,786
Acquisition expenses[1]	107	5	59	26	18	445	97	188	88	71

Total adjusted operating EBITDA	54,689	15,871	13,512	12,893	12,414	49,134	16,963	10,894	10,230	11,048

Adjusted operating EBITDA attributable to:
Shareholders of the Company	35,833	10,656	8,515	8,429	8,231	34,336	11,489	7,775	7,352	7,719
Non-controlling interest	18,856	5,215	4,996	4,464	4,182	14,799	5,473	3,119	2,878	3,329

ADJUSTED OPERATING EBITDA MARGIN

	2018					2017
(USD in thousands)	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18	FY ‘17	Q4 ‘17	Q3 ‘17	Q2 ‘17	Q1 ‘17
Revenue	112,749	32,022	28,732	27,331	24,666	95,006	30,550	22,159	20,928	21,369
Operating income	20,295	6,928	4,499	4,428	4,439	20,819	8,917	4,010	3,772	4,121

Operating margin	18.0%	21.6%	15.7%	16.2%	18.0%	21.9%	29.2%	18.1%	18.0%	19.3%

Amortization expense	27.8%	26.0%	28.5%	28.2%	29.2%	25.0%	23.5%	26.6%	26.8%	23.7%
Depreciation and related expense	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	2.5%	1.9%	2.6%	2.6%	3.0%	4.2%	2.4%	3.5%	3.6%	8.4%
Acquisition expenses[1]	0.1%	0.0%	0.2%	0.1%	0.1%	0.5%	0.3%	0.8%	0.4%	0.3%

Total adjusted operating EBITDA margin	48.5%	49.6%	47.0%	47.2%	50.3%	51.7%	55.5%	49.2%	48.9%	51.7%

ADJUSTED OPERATING EXPENSES

	2018					2017
(USD in thousands)	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18	FY ‘17	Q4 ‘17	Q3 ‘17	Q2 ‘17	Q1 ‘17
Anesthesia services expense	81,079	21,973	21,405	19,957	17,743	62,135	18,785	15,332	14,478	13,540

Amortization expense	(31,387)	(8,312)	(8,184)	(7,695)	(7,196)	(23,752)	(7,184)	(5,903)	(5,607)	(5,057)
Depreciation and related expense	(7)	(2)	(2)	(2)	(1)	(9)	(3)	(2)	(3)	(2)
Stock based compensation	(459)	(100)	(114)	(132)	(112)	(330)	(89)	(62)	(67)	(111)
Acquisition expenses[1]	(107)	(5)	(59)	(26)	(18)	(445)	(97)	(188)	(88)	(71)

Anesthesia services – adjusted operating expense	49,119	13,554	13,047	12,102	10,416	37,599	11,411	9,177	8,712	8,299

Product sales expense	5,023	1,265	1,182	1,359	1,217	4,998	1,408	1,199	1,231	1,160

Amortization expense	(3)	(1)	(1)	(1)	(1)	(7)	(1)	(1)	(1)	(5)
Depreciation and related expense	(66)	(17)	(16)	(16)	(16)	(51)	(16)	(14)	(12)	(8)
Stock based compensation	(289)	(11)	(100)	(71)	(107)	(372)	(95)	(90)	(76)	(110)

Product sales - adjusted operating expense	4,665	1,237	1,065	1,271	1,093	4,568	1,295	1,094	1,142	1,037

Corporate expense	6,352	1,855	1,644	1,586	1,267	7,054	1,441	1,617	1,448	2,547

Amortization expense	—	—	—	—	—	4	—	—	—	4
Depreciation and related expense	(23)	(6)	(6)	(6)	(5)	(20)	(6)	(6)	(5)	(3)
Stock based compensation	(2,053)	(488)	(530)	(516)	(519)	(3,334)	(553)	(618)	(599)	(1,564)

Corporate - adjusted operating expenses	4,276	1,361	1,108	1,064	743	3,704	882	994	844	985

Total operating expense	92,454	25,093	24,232	22,902	20,226	74,187	21,634	18,149	17,156	17,248
Total adjusted operating expense	58,060	16,151	15,220	14,437	12,252	45,872	13,588	11,265	10,698	10,320

[1]	Acquisition expenses relating to incomplete acquisitions.

Liquidity and Capital Resources

At December 31, 2018, the Company had $9,946,945 in cash and cash equivalents compared to $12,486,884 at the end of 2017. The decrease in cash and equivalents is primarily a reflection of cash generated from operations and debt financing activities, less cash used to finance normal course issuer bid repurchases and acquisitions during 2018, less repayment of debt in the period.

Working capital was $20,012,424 at December 31, 2018 compared to working capital of $21,167,275 at December 31, 2017. The Company expects to meet its short-term obligations, including short-term obligations in respect of its notes payable and deferred consideration through cash earned through operating activities. The average number of days receivables outstanding at December 31, 2018 was 54 days. At December 31, 2017, the average number of days receivables outstanding was 42 days. Impacting the days receivable outstanding in 2018 is the implementation of the new CMS billing codes in the first quarter of 2018, which resulted in delays in the processing of payments by payors. This has had a prolonged impact in 2018, but is expected to improve in 2019.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of December 31, 2018, the Company has raised approximately $51 million from the sale and issuance of equity securities. The Company also obtained debt financing of $52 million via senior and subordinated credit facilities in 2014 and entered into a revolving credit facility with the Bank of Nova Scotia for $33 million in 2015, which was subsequently increased to $55 million in 2016. Most recently, the Company amended its debt facility with the Bank of Nova Scotia, increasing its facility to $100 million on June 26, 2017. As at December 31, 2018, the Company owed $70.25 million under the facility. The terms of the Company’s facility is described below.

The Bank of Nova Scotia (“Scotia Facility”)

On November 24, 2015, the Company entered into a credit facility with the Bank of Nova Scotia. The Scotia Facility, which had a maturity date of April 30, 2018, provided financing of up to $55,000,000, after amendment on June 15, 2016.

On June 26, 2017, the Company amended the Scotia Facility, which includes US Bank and JP Morgan as part of the lending syndicate, to provide financing of up to $100,000,000 via a revolving and term facility. The amended facility has a maturity date of June 26, 2020. In conjunction with this amendment, the Company incurred fees of $445,598 which were capitalized. As at December 31, 2018, the Company had drawn $70,250,000 on the amended facility (2017—$61,700,000). Since there was no reduction in borrowing capacity as a result of this amendment, no existing deferred or new financing fees were expensed upon this modification. The Facility is repayable in full at maturity, with scheduled principal repayments on a quarterly basis beginning September 30, 2017 based on the initial principal issued under the term facility. The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin. At December 31, 2018, interest on the facility is calculated at LIBOR plus 2.50% on the revolving portion and term portion of the facility. The Facility is secured by the assets of the Company. As at December 31, 2018 the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at December 31, 2018.

Cash provided by operating activities for the year ended December 31, 2018 was $40,992,563 compared to $35,750,754 in the same period in fiscal 2017. Cash provided by operating activities for the quarter ended December 31, 2018 was $11,144,081 compared to $10,708,935 for the same period in fiscal 2017. Cash used in investing activities for the year ended December 31, 2018 was $27,660,941 as compared to $33,502,134 for the year ended December 31, 2017. Cash used in investing activities for the quarter-ended December 31, 2018 was $2,397,652 as compared to $8,728 for the three months ended December 31, 2017.

The Company’s near-term cash requirements relate primarily to interest payments, quarterly principal payments in respect of the Scotia Facility, annual payments in respect of the deferred consideration in relation to the Austin acquisition, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. Based on the current business plan, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

The following table summarizes the relative maturities of the financial liabilities of the Company at December 31, 2018:

At December 31, 2018	Maturity
	TOTAL	Less than one year	One to three years	Four to five years	After five years
Trade and other payables	$5,763,222	$5,763,222	$—	$—	$—
Employee benefits	827,426	827,426	—	—	—
Notes payable and bank indebtedness	75,732,207	6,190,464	69,541,743	—	—
Earn-out obligation	2,920,583	2,920,583		—	—
Deferred consideration	2,300,000	1,100,000	1,200,000	—	—

	$87,543,438	$16,801,695	$70,741,743	$—	$—

As at December 31, 2018, the Company has no material contractual obligations, other than those obligations relating to its leases of premises and those obligations under its debt agreements, deferred consideration agreements, normal course issuer bid agreements, and earn-out obligations as described above. The minimum lease payments in respect of the Company’s leases will be $364,068 in fiscal 2019.

The Company’s earn-out obligation arose in respect of the Company’s acquisition of Gastroenterology Anesthesia Associates LLC in 2014. The Company’s earn-out obligation is recorded at fair value and reflects management’s best estimate of the contingent consideration payable. As at December 31, 2018, the fair value of the earn-out obligation is $2,920,583.

Deferred consideration relates to deferred consideration in respect of the Company’s Austin Gastroenterology Anesthesia Associates acquisition, which completed in 2016.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with anesthesia revenue, the valuation of intangible assets, including our assessment of useful lives and impairment, the valuation of our earn out obligation and the valuation of our deferred tax assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 3 — Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

Impairment and useful lives of intangible assets:

The Company’s intangible assets are comprised of purchased technology, purchased professional service agreements, and patents. The cost of the Company’s intangible assets is amortized on a straight-line basis over the estimated useful life of the asset. Factors considered in estimating the useful life of intangible assets include the expected use of the asset by the Company, legal, regulatory and contractual provisions that may limit the useful life, and the effects of competition. Costs incurred to establish and maintain patents for intellectual property developed internally are expensed in the period incurred.

The carrying amounts of the Company’s intangible assets are reviewed at each reporting date to determine whether there are any events or changes in circumstances indicated that the carrying value may not be recoverable. Example factors that could trigger impairment reviews include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or strategy for the overall business and significant negative economic trends. Depending on the specific asset and circumstances, assets are assessed for impairment as an individual asset, as part of an asset group or at the reporting unit (RU”) level. A reporting unit is an operating segment or one level below an operating segment if certain conditions are met. For the purpose of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of cash inflows from other assets or groups of assets.

If indicators of impairment exist, an asset or asset group is impaired if its carrying amount exceeds its fair value, being the projected future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. Projected cash flows are based upon the historical results adjusted to reflect management’s best estimate of future market and operating conditions which may differ from actual cash flows.

At December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements. Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets to the carrying amounts as at December 31, 2018. The income approach is used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company’s discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, discount rates and operating cost growth rates. Due to uncertainties in the estimates that are inherent to the Company’s industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

As a result of this test, no write-downs to the intangible assets were required.

At December 31, 2017, the Company identified indicators of impairment in respect of two of its professional services agreements. Upon performing undiscounted cash flow models for these assets, no impairment was indicated.

Revenue recognition – Anesthesia services:

Anesthesia services revenue consists primarily of patient revenues and is recognized as services are rendered. Patient service revenue is reported net of provisions for contractual allowances and other discounts from third party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Retroactive adjustments, if any, are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

Income taxes:

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, it recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of the enactment. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that management believes is more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Income tax expense is comprised of current and deferred tax.

Earn-out obligation:

Provisions are recognized if, as a result of a past event, it is probable that a liability has been incurred and the amount is reasonably estimable. Provisions where the timing of payments are fixed or determinable generally are determined by discounting expected future cash outflows at a pre-tax rate that reflects current market assessments of the time value of money and the risks specific to the liability. Management uses judgment to estimate the amount, timing and probability of the liability based on facts known at the reporting date. The unwinding of the discount is recognized as a finance expense.

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation. This valuation technique includes inputs relating to estimated cash outflows under the arrangement and the use of a discount rate appropriate to the Company. The Company evaluates the inputs into the valuation technique at each reporting period.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company plans to adopt the standard effective January 1, 2019 and expects nearly all operating classified leases to also be classified as operating leases under this new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date. The lease obligation is measured at amortized cost using the effective interest method. The Company will apply the exemption to treat short-term leases as executory contracts.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Tabular Disclosure of Contractual Obligations

Not applicable.

Outstanding Share Data

As at December 31, 2018, there were 72,055,688 common shares issued and outstanding for a total of $55,372,884 in share capital.

As at December 31, 2018, there were 1,344,687 options outstanding at a weighted-average exercise price of $0.50 per share, of which 1,344,687 were exercisable into common shares at a weighted-average exercise price of $0.50 per share. As at December 31, 2018, there were 2,545,250 share units (“SUs”) issued and outstanding.

As at March 12, 2019, there were 71,694,388 common shares issued and outstanding, excluding shares held as treasury, for a total of $55,153,945 in share capital.

As at March 12, 2019, there were 1,344,687 options outstanding at a weighted-average exercise price of $0.51 per share, of which 1,344,687 were exercisable into common shares at a weighted-average exercise price of $0.51 per share. As at March 12, 2019, there were 2,542,750 share units (“SUs”) issued and outstanding.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We continue the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions. As of the date of this Annual Report, we have elected to rely on exemptions for (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

CRH Medical Corporation

Index to Consolidated Financial Statements

Year ended December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

CRH Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CRH Medical Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Comprehensive Basis of Accounting

As discussed in Note 2 to the consolidated financial statements, the Company changed its comprehensive basis of accounting from International Financial Reporting Standards as issued by the International Accounting Standards Board to U.S. generally accepted accounting principles effective with the preparation of the consolidated financial statements as of and for the year ended December 31, 2018. As a result, U.S. generally accepted accounting principles were applied retrospectively to the balance sheet as of December 31, 2017, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for the year ended December 31, 2017, and the related notes.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its accounting policies for revenue recognition as of January 1, 2018 due to the adoption of ASC 606 — Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Vancouver, Canada

March 13, 2019

MANAGEMENT’S REPORT

The accompanying consolidated financial statements of CRH Medical Corporation are the responsibility of management and have been approved by the Board of Directors. The consolidated financial statements have been prepared by management in accordance with United States Generally Accepted Accounting Principles, and where appropriate, reflect management’s best estimates and assumptions based upon information available at the time that these estimates and assumptions were made.

Management is responsible for establishing and maintaining a system of internal controls over financial reporting designed to provide reasonable assurance as to the reliability of financial information and the safeguarding of assets.

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control. The Board of Directors exercises this responsibility principally through the Audit Committee. The Audit Committee consists of directors not involved in the daily operations of the Company. The Audit Committee is responsible for engaging the external auditor and meets with management and the external auditors to satisfy itself that management’s responsibilities are properly discharged and to review the financial statements prior to their presentation to the Board of Directors for approval.

The Company’s external auditors, who are appointed by the shareholders, conducted an independent audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and express their opinion thereon.

Chief Executive Officer	Chief Financial Officer
(signed) “Edward Wright”	(signed) “Richard Bear”

March 13, 2019	March 13, 2019

CRH MEDICAL CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

As at December 31, 2018 and 2017

	Note	2018	2017
Assets
Current assets:
Cash and cash equivalents		$9,946,945	$12,486,884
Trade and other receivables, net	5	19,467,803	15,486,312
Income tax receivable		2,243,319	374,943
Prepaid expenses and deposits		822,119	889,882
Inventories		402,544	423,445

		32,882,730	29,661,466
Non-current assets:
Property and equipment, net	7	303,291	364,366
Intangible assets, net	8	179,384,263	170,127,415
Deferred asset acquisition costs		116,025	—
Deferred tax assets	11	6,301,687	3,802,258

		186,105,266	174,294,039

Total assets		$218,987,996	$203,955,505

Liabilities
Current liabilities:
Trade and other payables	6	$5,763,222	$5,661,844
Employee benefits		827,436	500,754
Notes payable and bank indebtedness	9	2,239,637	989,637
Deferred consideration		1,043,645	906,956
Earn-out obligation	13	2,920,583	—
Short-term advances		26,783	—
Member loan		49,000	435,000

		12,870,306	8,494,191
Non-current liabilities:
Deferred consideration		1,183,092	2,226,737
Notes payable and bank indebtedness	9	67,621,470	60,061,105
Earn-out obligation	13	—	1,875,427
Deferred tax liabilities	11	21,951	—

		68,826,513	64,163,269
Equity
Common stock, no par value; 72,055,688 and 73,018,588 shares issued and outstanding at December 31, 2018 and 2017, respectively	10	55,372,884	54,614,601
Additional paid-in capital		9,329,335	8,219,760
Accumulated other comprehensive income (loss)		(66,772)	(66,772)
Retained earnings		12,916,565	11,078,608

Total equity attributable to shareholders of the Company		77,552,012	73,846,197
Non-controlling interest		59,739,165	57,451,848

Total equity		137,291,177	131,298,045

Total liabilities and equity		$218,987,996	$203,955,505

See accompanying notes to consolidated financial statements.

Subsequent	event (note 17)

Commitments	and contingencies (note 14)

Approved on behalf of the Board:

(signed) “Edward Wright”	Director	(signed) “Anthony Holler”	Director
Edward Wright		Anthony Holler

CRH MEDICAL CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(Expressed in United States dollars, except for number of shares)

Years ended December 31, 2018 and 2017

	Notes	2018	2017
Revenue:
Anesthesia services	16	$101,790,165	$83,505,140
Product sales	16	10,959,215	11,501,005

		112,749,380	95,006,145
Expenses:
Anesthesia services expense		81,079,150	62,135,447
Product sales expense		5,022,737	4,997,550
Corporate expense		6,352,363	7,053,863

		92,454,250	74,186,860

Operating income		20,295,130	20,819,285
Finance income	12	—	(11,825,256)
Finance expense	12	4,567,327	6,310,406

		4,567,327	(5,514,850)

Income before tax		15,727,803	26,334,135
Income tax expense	11	2,711,886	7,159,065

Net and comprehensive income		$13,015,917	$19,175,070

Attributable to:
Shareholders of the Company		$4,679,921	$12,078,853
Non-controlling interest		8,335,996	7,096,217

		$13,015,917	$19,175,070

Earnings per share attributable to shareholders
Basic	10(f)	$0.064	$0.164
Diluted	10(f)	$0.063	$0.161

Weighted average shares outstanding:
Basic	10(f)	72,582,733	73,712,670
Diluted	10(f)	74,085,172	75,056,003

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Consolidated Statements of Changes in Equity

(Expressed in United States dollars, except for number of shares)

For the years ended December 31, 2018 and 2017

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2017	72,745,939	$52,706,484	$6,987,072	$(66,772)	$881,695	$36,410,456	$96,918,935
Total net and comprehensive income for the year	—	—	—	—	12,078,853	7,096,217	19,175,070
Stock-based compensation	—	—	4,036,070	—	—	—	4,036,070
Common shares purchased on exercise of options	247,500	218,436	(65,410)	—	—	—	153,026
Common shares issued on vesting of share units	1,292,549	2,670,951	(2,737,972)	—	—	—	(67,021)
Common shares repurchased in connection with normal course issuer bid and cancelled (note 10(e))	(1,267,400)	(928,244)	—	—	(1,780,244)	—	(2,708,488)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (72,400 treasury shares) (note 10(e))	—	(53,026)	—	—	(101,696)	—	(154,722)
Distributions to members	—	—	—	—	—	(12,899,353)	(12,899,353)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	26,844,528	26,844,528

Balance as at December 31, 2017	73,018,588	$54,614,601	$8,219,760	$(66,772)	$11,078,608	$57,451,848	$131,298,045

Total net and comprehensive income for the year	—	—	—	—	4,679,921	8,335,996	13,015,917
Stock based compensation expense	—	—	2,800,750	—	—	—	2,800,750
Common shares issued on vesting of share units	364,000	1,691,175	(1,691,175)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 10(e))	(1,254,500)	(925,076)	—	—	(2,818,472)	—	(3,743,548)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (10,400 treasury shares) (note 10(e))	—	(7,816)	—	—	(23,492)	—	(31,308)
Cancellation of treasury shares (held as treasury shares as of 12/31/2017)	(72,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(19,289,740)	(19,289,740)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	13,241,061	13,241,061

Balance as at December 31, 2018	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

For the years ended December 31, 2018 and 2017

	Notes		2018	2017
Operating activities:
Net income			$13,015,917	$19,175,070
Adjustments for:
Depreciation of property, equipment and intangibles			31,486,055	23,834,400
Stock-based compensation			2,800,750	4,036,070
Unrealized foreign exchange			(4,494)	73,735
Deferred income tax expense (recovery)			(2,407,176)	2,755,707
Change in fair value of contingent consideration			971,627	(11,825,256)
Accretion on contingent consideration and deferred consideration			166,575	600,602
Amortization of deferred financing fees			260,363	204,057
Loss on extinguishment of debt			—	1,408,221
Change in current tax receivable (payable)			(1,936,436)	(1,106,541)
Change in trade and other receivables			(3,981,491)	(5,649,573)
Change in prepaid expenses			171,911	(339,071)
Change in inventories			20,902	(122,685)
Change in trade and other payables			101,379	2,432,159
Change in employee benefits			326,681	273,880

Cash provided by operating activities			40,992,563	35,750,775
Financing activities
Proceeds from member loans			303,351	566,819
Repayment of member loans			(662,568)	(131,819)
Repayment of notes payable and bank indebtedness			(14,250,000)	(52,543,750)
Proceeds on bank indebtedness			22,800,000	68,200,000
Payment of deferred consideration			(1,000,000)	(900,000)
Distributions to non-controlling interest			(19,289,740)	(12,899,353)
Proceeds on settlement of derivative asset			—	1,313,874
Proceeds from the issuance of shares relating to stock-based compensation			—	(6,626)
Repurchase of shares for cancellation	10	(e)	(3,774,856)	(2,863,210)

Cash (used in) provided by financing activities			(15,873,813)	735,935
Investing activities
Acquisition of property and equipment			(35,105)	(125,285)
Deferred asset acquisition costs			(116,025)	—
Acquisition of anesthesia services providers	4		(27,509,811)	(33,376,849)

Cash used in investing activities			(27,660,941)	(33,502,134)

Effects of foreign exchange on cash and cash equivalents			2,252	(4,696)
Increase (decrease) in cash and cash equivalents			(2,539,939)	2,979,880
Cash and cash equivalents, beginning of year			12,486,884	9,507,004

Cash and cash equivalents, end of year			$9,946,945	$12,486,884
Supplemental disclosure of cash interest and taxes paid:
Cash interest paid			$(3,180,808)	$(3,563,837)
Taxes paid			$(7,055,498)	$(5,509,915)

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

1.     Reporting entity:

CRH Medical Corporation (“CRH” or “the Company”) was incorporated on April 21, 2001 and is incorporated under the Business Corporations Act (British Columbia). The Company provides anesthesiology services to gastroenterologists in the United States through its subsidiaries and sells its patented proprietary technology for the treatment of hemorrhoids directly to physicians in the United States and Canada.

CRH principally operates in the United States and is headquartered from its registered offices located at Unit 578, 999 Canada Place, Vancouver, British Columbia, Canada.

2.     Basis of preparation:

(a)    Change in basis of presentation:

As a non-U.S. company listed on the NYSE, the United States Securities and Exchange Commission (“SEC”) requires us to perform a test on the last business day of the second quarter of each fiscal year to determine whether we continue to meet the definition of a foreign private issuer (“FPI”). Historically, we met the definition of an FPI, and as such, prepared consolidated financial statements in accordance with IFRS, reported with the SEC on FPI forms, and complied with SEC rules and regulations applicable to FPIs.

On June 30, 2018, we performed the test and determined that we no longer met the definition of a FPI. As such, from January 1, 2019, the Company is required to prepare consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), report with the SEC on domestic forms, and comply with SEC rules and regulations applicable to domestic issuers.

These consolidated financial statements have been prepared in accordance with US GAAP beginning December 31, 2018 on a retrospective basis. The Company’s historical financial statements were previously presented under International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) up to and including the Company’s September 30, 2018 interim report.

(b)    Functional and presentation currency:

These consolidated financial statements are presented in United States dollars, which is the Company’s presentation currency. The functional currency of the Company and its subsidiaries is the United States dollar.

(c)    Use of estimates, assumptions and judgments:

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies, the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. Actual results could differ from those estimates.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

2.     Basis of preparation (continued):

(c)    Use of estimates, assumptions and judgments (continued):

(i)    Use of estimates and assumptions:

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Significant areas requiring the use of management estimates relate to the assessment for impairment and useful lives of intangible assets, determining the fair value of share units and derivatives, estimates supporting reported anesthesia revenues, the recoverability of trade receivables, the valuation of certain long term liabilities and other assets, including liabilities relating to contingent consideration, the vesting term for share units with market and non-market based performance targets, the valuation of acquired intangibles, the valuation of deferred tax assets.

(ii)    Judgments:

Significant judgments made by management in the process of applying accounting policies and that have the most significant effect on the amounts recognized in the consolidated financial statements includes the determination of control for the purposes of consolidation and the Company’s assessment of whether an acquisition is a business acquisition or an asset acquisition.

3.     Significant accounting policies:

The accounting policies have been applied consistently by the subsidiaries of the Company.

(a)    Basis of consolidation:

These consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are entities controlled by the Company through voting control and for anesthesia business, control over the assets and business operations of the subsidiary through operating agreements. Control exists when the Company has the continuing power to govern the financial and operating polices of the investee. Subsidiaries are included in the consolidated financial results of the Company from the effective date of acquisition up to the effective date of disposition or loss of control. Minority interests, if any, are valued at fair value at inception. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)    Cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less, when acquired, to be cash equivalents.

(c)    Foreign currency:

Transactions in foreign currencies are translated to the respective functional currencies of the subsidiaries of the Company at exchange rates at the dates of the transactions.

Period end balances of monetary assets and liabilities in foreign currency are translated to the respective functional currencies using period end foreign currency rates. Foreign currency gains and

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(c)    Foreign currency (continued):

losses arising from settlement of foreign currency transactions are recognized in earnings. Non-monetary assets and liabilities denominated in foreign currencies that are measured at fair value are translated to the functional currency at the exchange rate at the date on which the fair value was determined. Non-monetary items that are measured at historical cost in a foreign currency are translated using the exchange rate at the date of the transaction.

(d)    Inventories:

Inventories are measured at the lower of cost, determined using the first-in first-out method, and net realizable value. Inventory costs include the purchase price and other costs directly related to the acquisition of inventory and costs related to bringing the inventories to their present location and condition.

Net realizable value is the estimated selling price in the Company’s ordinary course of business, less the estimated costs of completion and selling expenses. All inventory held is finished goods inventory.

(e)    Property and equipment, net:

Property and equipment are measured at cost less accumulated depreciation and accumulated impairment losses.

The estimated useful lives and the methods of depreciation for the current and comparative periods are as follows:

Asset	Basis	Rate
Computer equipment	Declining balance	30%
Computer software	Declining balance	100%
Furniture and equipment	Declining balance	20%
Leasehold improvements	Straight-line	Shorter of initial lease term or useful life
Injection mold	Straight-line	5 years

These depreciation methods most closely reflect the expected pattern of consumption of the future economic benefits embodied in the asset.

Estimates for depreciation methods, useful lives and residual values are reviewed at each reporting period-end and adjusted if appropriate.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(f)    Intangible assets:

Intangible assets, consisting of acquired exclusive professional service agreements to provide anesthesia services and the cost of acquiring patents, are recorded at historical cost. For patents, costs also include legal costs involved in expanding the countries in which the patents are recognized to the extent expected cash flows from those countries exceed these costs over the amortization period and costs related to new patents. The amortization term for professional services agreements are based on the contractual terms of the agreements. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are measured at cost less accumulated amortization and accumulated impairment losses. Intangible assets with finite lives are amortized over the following periods:

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

(g)    Impairment:

Non-financial assets:

The carrying amounts of the Company’s non-financial assets, other than inventories and deferred tax assets are reviewed at each reporting date to determine whether there are any events or changes in circumstances indicated that the carrying value may not be recoverable. Example factors that could trigger impairment reviews include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or strategy for the overall business and significant negative economic trends. Depending on the specific asset and circumstances, assets are assessed for impairment as an individual asset, as part of an asset group or at the reporting unit (RU”) level. A reporting unit is an operating segment or one level below an operating segment if certain conditions are met. For the purpose of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of cash inflows from other assets or groups of assets.

If indicators of impairment exist, an asset or asset group is impaired if its carrying amount exceeds its fair value, being the projected future discounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. Projected cash flows are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions which may differ from actual cash flows. Significant assumptions included in projected cash flows include anesthesia revenue growth rates, discount rates, and operating cost growth rates.

(h)    Income taxes:

The Company is subject to income taxes in Canada and the United States. Judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(h)    Income taxes (continued):

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, it recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of the enactment. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that management believes is more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Income tax expense is comprised of current and deferred tax.

(i)    Share-based compensation:

The Company records share-based compensation related to equity classified stock options and share units granted using the fair value based method estimated using either the Black-Scholes model or Binomial method. The vesting components of graded vesting employee awards, with only a service vesting condition, are accounted for as separate share-based arrangements. Each vesting installment is measured separately and expensed over the related installment’s vesting period. Compensation cost is measured at fair value at the date of grant and expensed as employee benefits over the period in which employees unconditionally become entitled to the award. Forfeitures are estimated in recognizing share-based compensation, such that the amount ultimately recognized as an expense is based on the number of awards that do meet the related service and non-market performance conditions at the vesting date.

Prior to January 1, 2018, each vesting tranche of equity classified non-employee awards were remeasured each reporting period at the award’s fair value each reporting period with a final measurement date of each vesting date of each vesting tranche. Post vesting, if continued services are not required, the award would become subject to other standards. Starting January 1, 2018, the accounting standards for non-employee awards were amended by ASU 2018-07 (note 3 p(v)).

(j)    Share capital:

Common shares are classified as equity. Incremental costs directly attributable to the issue of common shares, stock options and share options are recognized as a deduction from equity, net of any tax effects.

(k)    Earnings per share:

The Company presents basic and diluted earnings per share (EPS) data for its common shares. Basic EPS is calculated by dividing the net income or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period, adjusted for own shares held, if applicable. Diluted EPS is determined by adjusting the income or loss attributable to common shareholders and the weighted average number of common shares outstanding,

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(k)    Earnings per share (continued):

adjusted for own shares held if applicable, for the effects of all dilutive potential common shares. Diluted EPS for year-to-date (including annual) periods is based on the weighted average of the incremental shares included in each interim period for the year-to-date period.

(l)    Segment reporting:

The Company’s operating segments consist of the sale of medical products and the provision of anesthesia services.

(m)  Finance costs:

Finance cost is primarily comprised of interest on the Company’s notes payable and bank indebtedness and also includes the amortization of costs incurred to obtain loan financing and any fees in respect of arranging loan financing. Deferred finance costs are amortized using the effective interest method over the term of the related loan financing. Deferred finance costs are presented as a reduction to the related liability.

(n)   Asset acquisitions:

Asset acquisitions are accounted for using the cost accumulation and allocation method. The acquisition cost includes directly related acquisition costs. The cost of the acquisition is allocated to the net assets acquired on a relative fair value basis.

Contingent consideration, where the arrangement is not a derivative, is recognized when it is probable and estimable. After the initial acquisition accounting, changes in contingent and deferred consideration are recorded within finance (income) expense.

The Company’s policy is to recognize any non-controlling interest on consolidation either at fair value of the non-controlling interest or at the fair value of the proportionate share of the net assets acquired.

(o)   Revenue recognition:

Our anesthesia service revenues are derived from anesthesia procedures performed under our professional services agreements. The fees for such services are billed either to a third party payor, including Medicare or Medicaid or to the patient. We recognize anesthesia service revenues, net of contractual adjustments and implicit price concessions, which we estimate based on the historical trend of our cash collections and contractual adjustments.

Anesthesia services procedures for each patient qualify as a distinct service obligation, as they are provided simultaneously with other readily available resources during the service procedure. The transaction price is variable and not constrained. Variable consideration relates to contractual allowances, credit provisions and other discounts. The standard requires management to estimate the transaction price, including any implicit concessions from the credit approval process. The Company adopted a portfolio approach to estimate variable consideration transaction price by payor type (patient, government and/or insurer) and the specifics of the services being provided. These portfolios share characteristics such that the results of applying a portfolio approach are not materially different than if the standard was applied to individual patient contracts. Revenue is recognized upon completion of the services to the customer (patient) for practical reasons as the service period is performed over a short time period.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(o)   Revenue recognition (continued):

The Company recognizes revenue from product sales at the time the product is shipped, which is when title passes to the customer, and when all significant contractual obligations have been satisfied, collection is probable and the amount of revenue can be estimated reliably.

Product sales contracts generally contain a single distinct performance obligation, but multiple performance obligations may exist when multiple product types are ordered by a physician in a contract. The transaction price for product sales is fixed and no variable consideration exists. Contract consideration is allocated to each distinct performance obligation in the contract based upon available stand-alone selling prices obtained from historical sales transactions for each product. The Company recognizes revenue from product sales at the point in time when control of the goods passes to the customer (physician) when the product is shipped, which is when title passes to the customer and an obligation to pay for the goods arises. Shipping services performed after control has passed to the customer, if any, is a separate performance obligation, but was determined to be nominal.

(p)   Adoption of new accounting standards:

i)    Revenue from Contracts with Customers

This standard establishes a comprehensive framework for determining whether, how much and when revenue is recognized. The Company adopted the standard effective January 1, 2018 applying the full retrospective method, resulting with the standard being applied to the prior reporting period with a cumulative effect of adjustment, if any, recognized as at January 1, 2017.

The Company has elected to make use of the following practical expedients:

•

incremental costs of obtaining a contract are recognized as an expense when incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less; and

•

the promised amount of consideration has not been adjusted for the effects of a significant financing component because, at contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

The adoption of this standard did not have a material impact on the results of operations or cash flows and there was no adjustment to retained earnings as at January 1, 2017. However, the standard did require the Company’s provision for net uncollectable accounts, previously recognized as bad debt expense in anesthesia services expenses, to be recognized as a reduction to anesthesia service revenues. There was no impact to the Company’s other operating segments. For the year ended December 31, 2017, the adoption of the standard resulted in a reduction of anesthesia services revenue and a similar reduction of anesthesia services expenses of $5,235,934.

ii)    Financial Instruments – Overall

In January 2016, FASB issued ASU No. 2016-01, “Financial Instruments – Overall,” which requires equity investments, not subject to consolidation or equity accounting, to be measured at fair value at fair value and fair value through profit and loss subsequently, unless a practical exception applies. This update did not change the classification and measurement of investments in debt securities and loans.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(p)   Adoption of new accounting standards (continued):

ii)    Financial Instruments – Overall (continued)

This standard was effective January 1, 2018 and it had no impact on the Company’s balance sheet, results of operations or cash flows.

iii)    Employee Share-based Payments

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize the income tax effects of awards in the income statement when awards vest or are settled. The Company adopted the standard effective January 1, 2017, with no cumulative transition impact. The Company recognized a tax recovery of $952,495 related to awards that were either exercised or vested during the year ended December 31, 2017.

iv)    Clarifying the Definition of a Business

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business”, which changes the definition of a business to assist entities with evaluating when a set of transferred assets is a Business and business acquisition or an asset acquisition. This guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. This guidance is effective for annual periods beginning after December 15, 2017 and can be early adopted in certain situations and is applied prospectively to acquisitions after the effective date of adoption only. The Company early adopted this standard and concluded that all previously reported business combinations in 2017 would be asset acquisitions under this new guidance. The change in classification to asset acquisitions resulted in an increase to the cost allocation to PSA intangible assets due to the capitalization of acquisition costs of $223,581. As a result, anesthesia services expenses reduced by $194,326 for the year ended December 31, 2017 and the net allocation to PSA intangible asset, minority interest and retained earnings increased by $381,794, $173,194 and $14,274, respectively, as at December 31, 2017.

v)    Nonemployee Share-Based Payment Accounting

In June 2018, FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Non-Employee Share-based Payment Accounting”, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU substantially aligns non-employee award accounting with employee awards accounting under ASC 718, with the exception of attribution of compensation costs and certain inputs used to value non-employee awards. Vested non-employee awards will continued to be accounted under ASC 718 unless they are modified after the non-employee stops providing goods and services. The ASU is applied to unsettled liability awards and equity classified awards for which a measurement date has not been established only at the effective adoption date using the modified retrospective method. This standard is effective for fiscal years beginning after December 15, 2018, but may be early adopted. The Company adopted this ASU on January 1, 2018 and it had no impact on the Company’s balance sheet, results of operations or cash flows.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

3.     Significant accounting policies (continued):

(q)   New standards and interpretations not yet applied:

(i)    ASU 2016-02 Leases

In February 2016, FASB issued ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, establishes principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to recognize most leases on the balance sheet and certain limited changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective application to all leases outstanding at, or entered into after the date of initial application, with options to use various transitional relief. The Company plans to adopt the standard effective January 1, 2019 and expects nearly all operating classified leases to also be classified as operating leases under this new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date. The lease obligation is measured at amortized cost using the effective interest method. The Company will apply the exemption to treat short-term leases as executory contracts. The Company has evaluated the impact of this standard and determined that the impact from this ASU on its consolidated balance sheet, results of operations and cash flows is not material at January 1, 2019.

(ii)    Credit Losses

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which requires companies to measure credit losses on financial instruments measured at amortized cost applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss” methodology for recognizing credit losses. This standard is effective for fiscal years beginning after December 15, 2019, but may be early adopted by the Company on January 1, 2019.

The Company is in the process of evaluating the impact of this standard on its balance sheet, results of operations and cash flows.

4.     Asset acquisitions:

During the year ended December 31, 2018, the Company completed five asset acquisitions. These asset acquisitions have been included in the anesthesia segment of the Company and represents the following:

Acquired Operation	Date Acquired	Consideration
Shreveport Sedation Associates LLC (“SSA”)	March 2018	$9,495,184
Western Ohio Sedation Associates LLC (“WOSA”)	May 2018	$6,483,698
Lake Washington Anesthesia LLC (“LWA”)	July 2018	$5,041,939
Lake Erie Sedation Associates LLC (“LESA”)	September 2018	$4,233,115
Tennessee Valley Anesthesia Associates LLC (“TVAA”)	December 2018	$2,255,875

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over these entities.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

4.     Asset acquisitions (continued):

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

	SSA	WOSA	LWA	LESA	TVAA	Total
Cash	$9,404,148	$6,409,000	$5,000,000	$4,180,000	$2,200,000	$27,193,148
Acquisition Costs	91,036	74,698	41,939	53,115	55,875	316,663
Purchase consideration	$9,495,184	$6,483,698	$5,041,939	$4,233,115	$2,255,875	$27,509,811
Non-controlling interest	$—	$6,229,435	$4,844,217	$—	$2,167,409	$13,241,061

	$9,495,184	$12,713,133	$9,886,156	$4,233,115	$4,423,284	$40,750,872

Assets and liabilities acquired:
Exclusive professional services agreements	$9,391,036	$12,713,133	$9,886,155	$4,233,115	$4,423,284	$40,646,723
Prepaid expenses and deposits	104,149	—	—	—		104,149
Pre-close accounts receivable	—	—	652,506	—		652,506
Pre-close accounts payable	—	—	(652,506)	—		(652,506)

Fair value of net identifiable assets and liabilities acquired	$9,495,185	$12,713,133	$9,886,155	$4,233,115	$4,423,284	$40,750,872

Exclusive professional services agreements – amortization term	7 years	10 years	7 years	10 years	7 years

CRH ownership interest	100%	51%	51%	100%	51%

The value of the acquired intangible assets, being exclusive professional services agreements, relate to the acquisition of exclusive professional services agreements to provide professional anesthesia services. The amortization term for the agreements is based upon contractual terms within the acquisition agreement and professional services agreement.

The non-controlling interest was determined with reference to the non-controlling interest shareholder’s share of the fair value of the net identifiable assets as estimated by the Company.

The Company has obtained control over the acquired assets via the Company’s majority ownership in the shares of the entities and its agreements with the non-controlling interest shareholders.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

4.     Asset acquisitions (continued):

For those asset acquisitions where CRH ownership interest is less than 100%, in conjunction with the acquisition, both the Company and the non-controlling interest shareholder contributed loans. The terms of the loans are such that they will be repaid first, prior to any future distributions and are non-interest bearing.

	SSA	WOSA	LWA	LESA	TVAA	Total
CRH member loan	$—	$193,800	$—	$—	$51,000	$244,800
Non-controlling interest member loan	$—	$186,200	$—	$—	$49,000	$235,200

Amount outstanding at December 31, 2018	$—	$—	$—	$—	$100,000	$100,000

In conjunction with the LWA acquisition, the non-controlling interest shareholder of LWA provided a working capital advance to LWA totaling $254,351 at July 1, 2018. The balance of the advance at December 31, 2018 is $26,783.

The Company also incurred legal costs of $116,025 associated with its acquisition of the assets of Anesthesia Care Associates, LLC (“ACA”) which closed subsequent to December 31, 2018 (see note 17). These costs are deferred as of December 31, 2018 on the statements of financial position.

In October 2018, the Company entered into an agreement with Digestive Health Specialists (“DHS”), located in North Carolina, to assist DHS in the development and management of a monitored anesthesia care program. Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Triad Sedation Associates LLC, and receives compensation for its billing and collection services. Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than November 2019. The Company assessed and concluded that CRH does not have significance influence over TSA. The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant and as at December 31, 2018.

During the year ended December 31, 2017, the Company completed six asset acquisitions. All asset acquisitions completed during the period have been included in the anesthesia segment of the Company and include the following:

Acquired Operation	Date Acquired	Consideration
DDAB, LLC (“DDAB”)	February 2017	$5,278,940
Osceola Gastroenterology Anesthesia Associates, LLC (“OGAA”)	March 2017	$3,452,247
West Florida Anesthesia Associates, LLC (“WFAA”)	August 2017	$5,904,980
Central Colorado Anesthesia Associates, LLC (“CCAA”)	September 2017	$7,909,243
Raleigh Sedation Associates, LLC & Blue Ridge Sedation Associates, PLLC (“RSA”)	September 2017	$7,328,060
Alamo Sedation Associates, LLC (“ASA”)	September 2017	$3,503,379

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over these entities.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

4.     Asset acquisitions (continued):

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

	DDAB	OGAA	WFAA	CCAA	RSA	ASA	Total
Cash and acquisition costs	$4,089,791	$3,401,819	$5,840,000	$7,888,919	$7,248,960	$3,500,000	$31,969,489
Acquisition costs	5,370	50,428	64,980	20,324	79,100	3,379	223,581
Contingent consideration	1,183,779	—	—	—	—	—	1,183,779

Purchase consideration	$5,278,940	$3,452,247	$5,904,980	$7,909,243	$7,328,060	$3,503,379	33,376,849

Non-controlling interest	5,071,922	2,301,498	4,831,346	7,599,077	7,040,685	—	26,844,528

	$10,350,862	$5,753,745	$10,736,326	$15,508,320	$14,368,745	$3,503,379	$60,221,377

Assets and liabilities acquired:
Exclusive professional services agreements	10,350,862	$5,753,745	$10,724,338	$15,508,320	$14,368,745	$3,503,379	$60,209,389
Pre-close trade receivables	525,000	—	—	—	—	—	525,000
Pre-close trade payables	(525,000)	—	—	—	—	—	(525,000)
Prepaid expenses and deposits	—	—	11,988	—	—	—	11,988

Fair value of net identifiable assets and liabilities acquired	$10,350,862	$5,753,745	$10,736,326	$15,508,320	$14,368,745	$3,503,379	$60,221,377

Exclusive professional services agreements – amortization term	4.5 years	5 years	15 years	7 years	5 years	7 years
CRH ownership interest	51%	60%	55%	51%	51%	100%

The value of the acquired intangible assets, being exclusive professional services agreements relate to the acquisition of exclusive professional services agreements to provide professional anesthesia services. The amortization terms for the agreements are based upon contractual terms within the acquisition agreements and professional services agreements.

The non-controlling interest was determined with reference to the non-controlling interest shareholders share of the fair value of the net identifiable assets as estimated by the Company.

The Company has obtained control over the acquired assets via the Company’s majority ownership in the shares of the entities and its agreements with the non-recurring interest shareholders.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

4.     Asset acquisitions (continued):

For those asset acquisitions where CRH ownership interest is less than 100%, in conjunction with the acquisition, both the Company and the non-controlling interest shareholder contributed loans. The terms of the loans are such that they will be repaid first, prior to any future distributions and are non-interest bearing.

	DDAB	OGAA	WFAA	CCAA	RSA	ASA	Total
CRH member loan	$—	$90,000	$82,500	$178,500	$204,000	$—	$555,000
Non-controlling interest member loan	$—	$60,000	$67,500	$171,500	$196,000	$—	$495,000

Amount outstanding at December 31, 2018	$—	$—	$—	$—	$—	$—	$—

In conjunction with the acquisition, the non-controlling interest shareholder of DDAB provided a working capital advance to DDAB totaling $71,819 at March 31, 2017. The working capital advance was repaid as of December 31, 2017.

5.     Trade and other receivables:

	2018	2017
Trade receivables, gross	$19,373,260	$15,325,553
Other receivables	141,141	260,759
Less: allowance for doubtful accounts	(46,598)	(100,000)

	$19,467,803	$15,486,312

Anesthesia segment – trade receivables, gross	18,199,847	13,405,303
Product segment – trade receivables, gross	1,173,413	1,920,250

	$19,373,260	$15,325,553

6.     Trade and other payables:

	2018	2017
Trade payables	$1,316,821	$2,042,487
Payments due to former owners of acquired entities	—	76,403
Accruals and other payables	4,446,401	3,542,954

	$5,763,222	$5,661,844

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

7.    Property and equipment:

Property and equipment consist of the following:

	December 31,
	2018	2017
Computer equipment and software	$94,566	$82,055
Furniture and equipment	237,616	215,021
Leasehold improvements	5,784	5,784
Injection mold	408,062	408,062

Property and equipment	$746,028	$710,922
Less: Accumulated depreciation	(442,737)	(346,556)

Property and equipment, net	$303,291	$364,366

8.    Intangible assets:

	Professional Services Agreements	Patents	Total
Cost
Balance as at January 1, 2017	155,635,148	532,598	156,167,746
Additions through asset acquisitions (note 4)	60,209,389	—	60,209,389

Balance as at December 31, 2017	$215,844,537	$532,598	$216,377,135
Additions through asset acquisitions (note 4)	40,646,723	—	40,646,723

Balance as at December 31, 2018	$256,491,260	$532,598	$257,023,858

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at January 1, 2017	21,999,771	500,664	22,500,435
Amortization expense	23,752,532	(3,247)	23,749,285

Balance as at December 31, 2017	$45,752,303	$497,417	$46,249,720
Amortization expense	31,387,429	2,446	31,389,875

Balance as at December 31, 2018	$77,139,732	$499,863	$77,639,595

	Professional Services Agreements	Patents	Total
Net book value
December 31, 2018	$179,351,528	$32,735	$179,384,263
December 31, 2017	$170,092,234	$35,181	$170,127,415

At December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements. Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

8.    Intangible assets (continued):

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets to the carrying amounts as at December 31, 2018. The income approach is used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company’s discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, discount rates and operating cost growth rates. Due to uncertainties in the estimates that are inherent to the Company’s industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

As a result of this test, no write-downs to the intangible assets were required.

At December 31, 2017, the Company identified indicators of impairment in respect of two of its professional services agreements. Upon performing undiscounted cash flow models for these assets, no impairment was indicated.

Various of the Company’s professional services agreements are subject to renewal terms. The weighted average period before the Company’s professional services agreements are up for renewal is 4 years. The Company anticipates that it will be able to renew all contract terms under its professional services agreements. The weighted average remaining amortization period for the Company’s professional services agreements is 6.23 years.

Based on the Company’s professional services agreements in place at December 31, 2018, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at December 31, 2018:
2019	$33,674,000
2020	33,593,000
2021	28,287,000
2022	21,565,000
2023	17,419,000

$134,538,000

9.    Notes payable:

	December 31,
	2018	2017
Current portion	$2,239,637	$989,637
Non-current portion	67,621,470	60,061,105

Total loans and borrowings	$69,861,107	$61,050,742

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

9.    Notes payable (continued):

The Bank of Nova Scotia (“Scotia Facility”)

On November 24, 2015, the Company entered into a credit facility with the Bank of Nova Scotia. The facility, which had a maturity date of April 30, 2018, provided financing of up to $55,000,000, after amendment on June 15, 2016.

On June 26, 2017, the Company amended the Scotia Facility to provide financing of up to $100,000,000 via a revolving and term facility. The amended facility has a maturity date of June 26, 2020. In conjunction with this amendment, the Company incurred fees of $445,598 which were capitalized. As at December 31, 2018, the Company had drawn $70,250,000 on the amended facility (2017 – $61,700,000). Since there was no reduction in borrowing capacity as a result of this amendment, no existing deferred or new financing fees were expensed upon this modification. The Facility is repayable in full at maturity, with scheduled principal repayments on a quarterly basis beginning September 30, 2017 based on the initial principal issued under the term facility. The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin. At December 31, 2018, interest on the facility is calculated at LIBOR plus 2.50% on the revolving portion and term portion of the facility. The Facility is secured by the assets of the Company. As at December 31, 2018 the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at December 31, 2018.

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At December 31, 2018
2019	$2,500,000
2020	67,750,000

$70,250,000

10.  Share capital:

(a)   Authorized:

100,000,000 common shares without par value.

(b)   Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 16(e)), there were no share transactions in the years ended December 31, 2018 and 2017.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

10.  Share capital (continued):

(c)   Stock option plan:

Under the Company’s Stock Option Plan, the Company may grant options to its directors, officers, consultants and eligible employees. The plan provides for the granting of stock options at the fair market value of the Company’s stock at the date of grant, and the term of options range from two to ten years. The Board of Directors may, in its sole discretion, determine the time during which options shall vest and the method of vesting. All options under the Plan will be subject to vesting provisions determined by the Board of Directors, over a period of not less than 18 months, in equal portions on a quarterly basis. Options granted to consultants providing investor relations activities will vest at the end of 12 months or longer from the date of issuance. As of December 31, 2018, the Company is authorized to grant 2,258,097 awards under its stock options plan, but has chosen not to issue further awards under its stock option plan. A summary of the status of the plan as of December 31, 2018 and 2017 is as follows (options are granted in CAD and USD amounts are calculated using prevailing exchange rates):

	Number of options	Weighted average exercise price
		CAD	USD
Outstanding, January 1, 2017	1,603,124	$0.63	$0.47
Issued	—	—	—
Exercised	(247,500)	0.32	0.25
Forfeited	(10,937)	0.60	0.48
Expired	—	—	—

Outstanding, December 31, 2017	1,344,687	0.69	0.55
Issued	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, December 31, 2018	1,344,687	0.69	0.50

All options are vested as of December 31, 2018 and 2017.

For those options that vested in 2017, the intrinsic value of the options that vested was $1,198,495 and the fair value of the options that vested was $147,730.

The following table summarizes information about the stock options outstanding as at:

December 31, 2018:

Exercise price		Options outstanding				Options exercisable
$CAD	$USD	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)	Number of options	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)
	0.44 – 0.51	1,344,687	5.05	0.69	0.50	1,344,687	0.69	0.50

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

10.  Share capital (continued):

(c)   Stock option plan (continued):

All options are vested as of December 31, 2018 and 2017.

December 31, 2017:

Exercise price		Options outstanding				Options exercisable
$CAD	$USD	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)	Number of options	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)
0.60 – 0.70	0.48 – 0.56	1,344,687	6.05	0.69	0.55	1,272,812	0.68	0.54

As of December 31, 2017, 1,272,812 options are vested.

For the year ended December 31, 2018, the Company recognized $468 (2017 – $22,179), in compensation expense as a result of stock options awarded and vested. Compensation expense is recorded in the consolidated statement of operations and comprehensive income and is allocated to product sales expenses, corporate expenses and anesthesia expenses on the same basis as the allocations of cash compensation.

(d)   Share unit plan:

In June 2017, the shareholders of the Company approved a Share Unit Plan. Employees, directors and eligible consultants of the Company and its designated subsidiaries are eligible to participate in the Share Unit Plan. In accordance with the terms of the plan, the Company will approve those employees, directors and eligible consultants who are entitled to receive share units and the number of share units to be awarded to each participant. Each share unit awarded conditionally entitles the participant to receive one common share of the Company upon attainment of the share unit vesting criteria. The vesting of share units is conditional upon the expiry of time-based vesting conditions or performance-based vesting conditions or a combination of the two. Once the share units vest, the participant is entitled to receive the equivalent number of underlying common shares; the Company issues new shares in satisfying its obligations under the plan. As at December 31, 2018, the Company is authorized to grant 1,057,534 awards under its share unit plan.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

10.  Share capital (continued):

(d)   Share unit plan (continued):

A summary of the status of the plan as of December 31, 2018 and 2017 is as follows:

	Time based share units	Performance based share units
Outstanding, January 1, 2017	1,068,000	2,350,000
Issued	324,000	—
Exercised	(302,000)	(1,000,000)
Forfeited	(53,500)	—
Expired	—	—

Outstanding, December 31, 2017	1,036,500	1,350,000
Vested	—	—
Expected to vest	1,036,500	1,100,000

Outstanding, January 1, 2018	1,036,500	1,350,000
Issued	452,125	150,000
Exercised	(364,000)	—
Forfeited	(79,375)	—
Expired	—	—

Outstanding, December 31, 2018	1,045,250	1,500,000
Vested	—	—
Expected to vest	1,045,250	1,100,000

	Time based share units	Performance based share units
Outstanding, January 1, 2017	1,036,500	1,350,000
Weighted average contractual life (years)	2.96	8.86

Outstanding, December 31, 2017	1,045,250	1,500,000
Weighted average contractual life (years)	2.74	7.99

During the year ended December 31, 2018, the Company granted 452,125 time based share units and 150,000 performance based share units. The weighted average fair value for the time based units at the date of grant was $3.45 (CAD$4.71) per unit and the weighted average fair value per unit for the performance based share units granted in the in the period was $2.78 (CAD$3.79) per unit. The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the year ended December 31, 2018, the Company issued 364,000 shares in respect of the 364,000 time-based share units which vested during the year.

During the year ended December 31, 2017, the Company issued 324,000 share units (“Time based share units”). The weighted average fair value per unit was $3.31 (CAD$4.16) based on the market value of the underlying shares at the date of issuance.

During the year ended December 31, 2017, 1,000,000 of those Performance based share units which vest upon the Company meeting certain market-based performance targets vested. Upon vesting, the

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

10.  Share capital (continued):

(d)   Share unit plan (continued):

Company issued 1,000,000 common shares. The Company also issued net shares of 292,549 in respect of 302,000 time-based share units which vested during the year.

During the year ended December 31, 2018, the Company recognized $2,800,280 (2017 – $4,013,891), in compensation expense in relation to the granting and vesting of share units.

(e)   Normal Course Issuer Bid:

On November 6, 2017, the Board of Directors of the Company approved a normal course issuer bid to purchase outstanding shares of the Company. On November 8, 2018, the Company’s normal course issuer bid was renewed. Under the renewed bid, the Company may purchase up to 7,044,410 shares pursuant to the bid, representing no more than 10.0% of the Company’s shares outstanding on October 31, 2018. All purchases of shares under the bid are made pursuant to an Automated Share Purchase Plan. Subject to any block purchases made in accordance with the rules of the TSX, the bid is subject to a daily repurchase maximum of 46,958 shares. Shares are purchased at the market price of the shares at the time of purchase and are purchased on behalf of the Company by a registered investment dealer through the facilities of the TSX or alternative Canadian and US marketplaces.

During 2018, the Company repurchased 1,264,900 of its shares for a total cost, including transaction fees, of $3,784,733 (CAD$4,945,155). As at December 31, 2018, 1,254,500 of these shares have been cancelled with the remaining 10,400 shares cancelled on January 4, 2019.

As of December 31, 2017, the Company repurchased 1,339,800 of its shares for a total cost, including transaction fees, of $2,872,713 (CAD$3,669,120). As at December 31, 2017, 1,267,400 of these shares had been cancelled with the remaining 72,400 shares cancelled on January 5, 2018.

(f)   Earnings per share:

The calculation of basic earnings per share for the years ended December 31, 2018 and 2017 is as follows:

	2018			2017
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$4,679,921	72,582,733	$0.064	$12,078,853	73,712,670	$0.164
Share options		1,122,708			925,286
Share units		379,731			418,047

Diluted	$4,679,921	74,085,172	$0.063	$12,078,853	75,056,003	$0.161

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

10.    Share capital (continued):

(f)   Earnings per share (continued):

For the year ended December 31, 2018, 221,979 options (2017 – 539,624) and 2,095,260 share units (2017 – 2,094,363) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding. The treasury method is used to determine the calculation of dilutive shares.

11.    Income taxes:

(a)   Income tax expense is comprised of the following:

	2018	2017
Current tax expense	$5,119,062	$4,403,358
Deferred tax expense (recovery):	(2,407,176)	2,755,707

Total tax expense (recovery)	$2,711,886	$7,159,065

The reconciliation of income tax computed at statutory tax rates to income tax expense, using a 27% (2017 – 23%) statutory rate, is:

	2018	2017
Net income before tax – Canada	$5,957,089	$10,239,231
Net income before tax – United States	9,770,714	16,094,904

Net income before tax – All jurisdictions	$15,727,803	$26,334,135
Tax expense at statutory income tax rates	$4,259,890	$6,060,003
Permanent differences	503,964	(513,050)
Income attributable to non-controlling interest	(2,245,809)	(1,571,060)
Foreign income taxed at different rates	(26,042)	1,458,302
Impact of change in tax rates	216,295	1,767,124
Other	3,588	(42,254)

Total tax expense (recovery)	$2,711,886	$7,159,065

In 2018, the Canadian statutory tax rate increased from 26% to 27% due to a 1% increase in the provincial rate. The Company’s statutory tax rate in Canada in 2017 was lower, at 23%, as a result of the IBA patent program in Canada, which was cancelled at the end of 2017.

On December 22, 2017, in the United States the 2017 Tax Cuts and Jobs Act (the 2017 Act) was enacted into law. The 2017 Act contains several key tax provisions, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. At December 31, 2017, the Company’s deferred tax balances for its U.S. subsidiaries have been re-measured based on the newly enacted tax rates at which the deferred tax assets and liabilities are expected to reverse in future fiscal years. As a result of tax legislation enacted in the U.S. at the end of 2017, the federal corporate tax rate applicable to years after 2017 was substantially reduced.

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

11.    Income taxes (continued):

(b)   Deferred tax assets and liabilities:

The Company had the following deferred tax assets and liabilities resulting from temporary differences recognized for financial statement and income tax purposes.

	2018	2017
Deferred tax assets:
Property and equipment	$356	3,501
Intangible assets	4,752,898	2,448,322
Finance related costs	375,182	472,428
Reserves	—	34,048
Share transaction costs	87,337	196,508
Stock-based compensation	534,926	410,448
Earn-out obligation	732,986	499,052
Deferred tax liabilities:
Property and equipment	(40,357)	(3,396)
Deferred consideration	(18,388)	(44,255)
Reserves	(55,568)	(41,205)
Unrealized foreign exchange	(20,698)	—
Finance related costs	(68,938)	(173,193)

Net deferred tax asset	$6,279,736	$3,802,258

Deferred tax assets by jurisdiction	2018	2017
Canada:
Deferred tax asset	$87,343	$200,009
Deferred tax liability	(109,294)	(173,194)

Net deferred tax asset (liability)	$(21,951)	$26,815

United States:
Deferred tax asset	$6,396,340	$3,864,298
Deferred tax liability	(94,654)	(88,855)

Net deferred tax asset (liability)	$6,301,687	$3,775,443

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which the temporary differences are expected to revers. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As at December 31, 2018 and 2017, the Company had no valuation allowance against its deferred income tax assets. The Company currently does not have any unrecognized tax benefits or uncertain tax positions.

The Company currently files income tax returns in Canada and the US, the jurisdiction in which the Company believes that it is subject to tax. Management is not aware of any material income tax

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

11.    Income taxes (continued):

(b)   Deferred tax assets and liabilities (continued):

examination currently in progress by any taxing jurisdiction. Tax years ranging from 2016 to 2018 remain subject to Canadian income tax examinations. Tax years ranging from 2015 to 2018 remain subject to U.S. income tax examinations.

12.    Net finance expense

Recognized in earnings in the years ended December 31:

	2018	2017
Finance income:
Foreign exchange gain	$—	$—
Net change in fair value of financial liabilities at fair value through earnings (note 13)	—	(11,825,256)

Total finance income	$—	$(11,825,256)

Finance expense:
Interest and accretion expense on borrowings	$3,168,762	$3,322,321
Accretion expense on earn-out obligation and deferred consideration	166,575	600,602
Amortization of deferred financing fees	260,363	204,057
Net change in fair value of financial liabilities at fair value through earnings	971,627	—
Foreign exchange loss	—	88,084
Extinguishment of notes payable and bank indebtedness	—	2,044,867
Other	—	50,475

Total finance expense	$4,567,327	$6,310,406

Net finance (income) expense	$4,567,327	$(5,514,850)

13.    Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, employee benefit obligations, short term advances, loans, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation. The fair values of these financial instruments, except the notes payable balances, the deferred consideration and the earn-out obligation, approximate carrying value because of their short-term nature. The earn-out obligation is recorded at fair value. The fair value of the notes payable and bank indebtedness, which is comprised of the Scotia Facility, approximates carrying value as it is a floating rate instrument. The Company’s deferred consideration was initially measured at fair value and is being accreted to its face value over a period of four years from the acquisition date. The amounts payable as deferred compensation are specified in the acquisition agreement for Austin Gastroenterology Anesthesia Associates LLC, which was acquired in 2016.

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

13.    Financial instruments (continued):

within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

•	Level 3 – inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	December 31, 2018	Level 1	Level 2	Level 3
Earn-out obligation	$2,920,583	$—	$—	$2,920,583

Total	$2,920,583	$—	$—	$2,920,583

Liabilities	December 31, 2017	Level 1	Level 2	Level 3
Earn-out obligation	$1,875,427	$—	$—	$1,875,427

Total	$1,875,427	$—	$—	$1,875,427

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014. As part of the business combination, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset. The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation. This valuation technique includes inputs relating to estimated cash outflows under the arrangement and the use of a discount rate appropriate to the Company. The Company evaluates the inputs into the valuation technique at each reporting period. During the year ended December 31, 2018, the Company revised its assumptions underlying the discount rate used in the calculation of the fair value of the earn-out obligation to account for changes in the underlying credit risk of the Company as well as the estimates underlying the amount of payment. The upward adjustment of the discount rate from 3.59% at December 31, 2017 to 4.69% at December 31, 2018 and the amendment of cash outflow estimates underlying the earn-out resulted in an increase of $971,625 to the fair value of the earn-out obligation. The impact of this adjustment was recorded through finance expense in the period.

The fair value measurements are sensitive to the discount rate used in calculating the fair values as well as the probability assessments used. A 1% increase in the discount rate would reduce the fair value of the earn-out obligation by $13,870. During the year ended December 31, 2018, the Company recorded accretion expense of $73,531 (2017 – $473,738), in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk.

Reconciliation of level 3 fair values:
Earn-out obligation
Balance as at January 1, 2018	$1,875,427
Payment	—
Recorded in finance expense:
Accretion expense	73,529
Fair value adjustment	971,627

Balance as at December 31, 2018	$2,920,583

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

13.    Financial instruments (continued):

The Company’s financial instruments are exposed to certain financial risks, including credit risk, and market risk.

(a)   Credit risk:

Credit risk is the risk of financial loss to the Company if counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash and cash equivalents, and trade receivables. The carrying amount of the financial assets represents the maximum credit exposure.

The Company limits its exposure to credit risk on cash and cash equivalents by placing these financial instruments with high-credit quality financial institutions and only investing in liquid, investment grade securities.

The Company has a number of individual customers and no one customer represents a concentration of credit risk.

No one customer accounts for more than 10% of the Company’s consolidated revenue. The Company establishes a provision for losses on accounts receivable if it is determined that all or part of the outstanding balance is uncollectable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using a combination of the specific identification method, historic collection patterns and existing economic conditions. Estimates of allowances are subject to change as they are impacted by the nature of healthcare collections, which may involve delays and the current uncertainty in the economy.

(b)   Market risk:

Market risk is the risk that changes in market prices, such as and interest rates, will affect the Company’s income or the value of the financial instruments held.

(ii)   Interest rate risk:

As at December 31, 2018, the Company’s only interest bearing liability is its Scotia Facility. With respect to the Company’s Scotia Facility, with all other variables held constant, a 10% point increase in the interest rate would have reduced net income by approximately $295,000 (2017 – $164,000) for the year ended December 31, 2018. There would be an equal and opposite impact on net income with a 10% point decrease.

14.   Commitments and contingencies:

(a)	The following are the minimum payments required for the lease of premises:

Less than one year	$364,068
One to three years	229,764
Four to five years	—
Thereafter	—

Total	$593,832

Rent expense for the year ended December 31, 2018 was $227,743 (2017 – $236,455).

(b)

The Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. These obligations include,

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

14.   Commitments and contingencies (continued):

but are not limited to contracts entered into with physicians where the Company agrees, under certain circumstances, to indemnify a third party, against losses arising from matters including but not limited to medical malpractice and product liability. The impact of any such future claims, if made, on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to final outcome of these potential claims.

15.   Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note. Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the year ended December 31, 2018, the Company made product sales totaling $29,685 (2017 – $39,485) to one company owned or controlled by one of the Company’s Directors. The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties. There were no amounts owing by or to this related party as of December 31, 2018 (2017 – $nil).

16.   Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services. The revenues relating to geographic segments based on customer location, in United States dollars, for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Revenue:
Canada and other	$271,803	$238,342
United States	112,477,577	94,767,803

Total	$112,749,380	$95,006,145

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	2018	2017
Revenue:
Commercial Insurers	$86,992,218	$72,264,107
Federal Insurers	14,246,626	10,568,096
Physicians	10,959,215	11,501,005
Other	551,321	672,937

Total	$112,749,380	$95,006,145

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

16.   Segmented information (continued):

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at December 31, 2018 and 2017:

	2018	2017
Property and equipment:
Canada	$276,621	$347,676
United States	26,670	16,690

Total	$303,291	$364,366

Intangible assets:
Canada	$32,735	$35,181
United States	179,351,528	170,092,234

Total	$179,384,263	$170,127,415

Total assets:
Canada	$9,293,796	$4,595,719
United States	209,694,200	199,359,786

Total	$218,987,996	$203,955,505

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the years ended December 31, 2018 and 2017. The Company does not allocate expenses related to corporate activities. These expenses are presented within “Other” to allow for reconciliation to reported measures.

	2018
	Anesthesia services	Product sales	Other	Total
Revenue	$101,790,165	$10,959,215	$—	$112,749,380
Operating costs	81,079,150	5,022,737	6,352,363	92,454,250

Operating income (loss)	$20,711,015	$5,936,478	$(6,352,363)	$20,295,130

	2017
	Anesthesia services	Product sales	Other	Total
Revenue	$83,505,140	$11,501,005	$—	$95,006,145
Operating costs	62,135,447	4,997,550	7,053,863	74,186,860

Operating income (loss)	$21,369,693	$6,503,455	$(7,053,863)	$20,819,285

CRH MEDICAL CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2018 and 2017

16.   Segmented information (continued):

Additionally, the company incurs the following in each of its operating segments:

	2018
	Anesthesia services	Product sales	Other	Total
Finance income	$—	$—	$—	$—
Finance expense	1,138,200	—	3,429,127	4,567,327
Depreciation and amortization expense	31,394,245	68,509	23,301	31,486,055

	2017
	Anesthesia services	Product sales	Other	Total
Finance income	$(11,825,256)	$—	$—	$(11,825,256)
Finance expense	600,602	—	5,709,804	6,310,406
Depreciation and amortization expense	23,762,012	56,907	15,481	23,834,400

17.   Subsequent event:

On January 1, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to acquire a 100% interest in Anesthesia Care Associates, LLC (”ACA”), a gastroenterology anesthesia services provider in Indiana. The purchase consideration, paid via cash, for the acquisition of the Company’s 100% interest was $5,239,003 plus deferred acquisition costs of $116,025. The allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition was $5,355,028.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures in accordance with the provisions of Section 404 and Canadian National Instrument 52-109 (“NI 52-109”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The term “disclosure controls and procedures,” as defined in Part 1, Subsection 1.1 of NI 52-109, means controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in its annual filings, interim filings or other reports filed or submitted by it under securities legislation is recorded, processed, summarized and reported within the time periods specified in the securities legislation. Such controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in its annual filings, interim filings or other reports filed or submitted under securities legislation is accumulated and communicated to the issuer’s management, including its certifying officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Pursuant to Section 404 and NI 52-109, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate ICFR, which has been developed based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO (2013)). The Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the COSO (2013) framework and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

We have elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore we are not required to deliver an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an emerging growth company. While our management did perform an evaluation of the design and operating effectiveness of our internal control over financial reporting in accordance with the provisions of NI 52-109 and Section 404(a) of the Sarbanes-Oxley Act, this Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm due to the transition period established under the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2018, there were no significant changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in conjunction with our 2019 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

See Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See Item 10.

Item 13.	Certain Relationships and Related Transactions and Director Independence

See Item 10.

Item 14.	Principal Accounting Fees and Services

See Item 10.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements — The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules — All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed on the Exhibit Index below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBITS INDEX

Exhibit No.	Description

3.1	Notice of Articles of the Registrant.

3.2	Articles of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-206945), originally filed with the SEC on September 14, 2015).

4.1

Specimen Common Share certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-206945), originally filed with the SEC on September 14, 2015).

10.1#	Employment Agreement, dated April 10, 2017, by and between the Registrant and Richard Bear

10.2#	Employment Agreement, dated June 23, 2016, by and between the Registrant and James Kreger.

10.3#	Amended and Restated Employment Agreement, dated January 8, 2018, by and between the Registrant and Edward Wright.

10.4#	Amended and Restated Employment Agreement, dated February 12, 2018, by and between the Registrant and Richard Bear.

10.5#	Form of Indemnity Agreement between the Registrant and its officers and directors.

10.6#

Amended and Restated 2009 Stock Option Plan (incorporated by reference to Schedule B to Exhibit 99.18 to the Registrant’s Registration Statement on Form 40-F (File No. 001-37542), originally filed with the SEC on August 17, 2015).

10.7#	2017 Share Unit Plan (incorporated by reference to Schedule A to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-37542), originally furnished to the SEC on May 10, 2017).

10.8	Membership Interest Purchase Agreement, dated December 1, 2014, between Gastroenterology Anesthesia Associates, LLC and certain parties named therein.

10.9	Agreement for Purchase and Sale of Assets, dated December 1, 2014, between Gastroenterology Anesthesia Associates, LLC and certain parties named therein.

10.10

Second Amended and Restated Credit Agreement, dated as of June  26, 2017, between the Registrant, as borrower, certain affiliates of the Registrant, as guarantors, the lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent, Lead Arranger and Sole Bookrunner and a syndicate of lenders led by the Bank of Nova Scotia.

10.11

Amended and Restated Credit Agreement, dated as of June 15, 2016, between the Registrant, as borrower, certain affiliates of the Registrant, as guarantors, the lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent, Lead Arranger and Sole Bookrunner and a syndicate of lenders led by the Bank of Nova Scotia (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-37542), originally furnished to the SEC on January 6, 2017.

14.1	Code of Business Conduct and Ethics of the Registrant.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document.

101.SCH	XBRL taxonomy extension schema.

101.CAL	XBRL taxonomy extension calculation linkbase.

101.DEF	XBRL taxonomy extension definition linkbase.

101.LAB	XBRL taxonomy extension label linkbase.

101.PRE	XBRL taxonomy extension presentation.

#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2019	CRH MEDICAL CORPORATION

	By:	/s/ Edward Wright
		Name:	Edward Wright
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

We, the undersigned directors and officers of CRH Medical Corporation, hereby severally constitute and appoint Edward Wright and Richard Bear, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Edward Wright Edward Wright	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019

/s/ Richard Bear Richard Bear	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2019

/s/ Anthony F. Holler Anthony F. Holler	Director	March 13, 2019

/s/ David Johnson David Johnson	Director	March 13, 2019

/s/ Todd Patrick Todd Patrick	Director	March 13, 2019

/s/ Ian Webb Ian Webb	Director	March 13, 2019