Form 10-Q
period 2019-03-31
CRH Medical Corp
filed 2019-05-01
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(604) 633-1440

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of outstanding common shares of the registrant, no par value per share, as of April 30, 2019 was 71,418,988.

CRH MEDICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “predict,” “potential,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

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

•

potential adverse events related to our product or our services and related risks associated with product liability, medical malpractice or other legal claims, insurance claims, product recalls and other liabilities;

•	the impact of the Patient Protection and Affordable Care Act and any amendments to it;

•	the impact of the Medicare Access and CHIP Reauthorization Act of 2015 and any amendments to it;

•	our ability to manage third-party service providers and maintain the quality of service that we provide;

•	risks relating to income tax audits or changes in our effective income tax rate;

•	our dependence on suppliers;

•	risks relating to unfavorable economic conditions;

•	the risk that we may be subject to a variety of regulatory investigations, claims, lawsuits, and other proceedings;

•	our ability to adequately protect or enforce our intellectual property;

•	the risk that patent protection for our products may expire;

•	our ability to successfully market our products and services;

•	the risk that our employees and third-party contractors may not appropriately record or document services that they provide;

•	our ability to timely or accurately bill for services;

•	the level of competition in our industry;

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

•	the impact of tax reform on our business;

•	the risk that as an “emerging growth company” and “smaller reporting company,” our common shares may be less attractive to investors;

•	our ability to maintain an effective system of internal control over financial reporting; and

•	the risk that our share price and trading volume could decline if securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business.

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

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. CRH and the CRH O’Regan System are registered trademarks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

We express all amounts in this Quarterly Report on Form 10-Q in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.

Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “CRH,” the “Company,” “we,” “us” and “our” refer to CRH Medical Corporation and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CRH Medical Corporation

Index to Condensed Consolidated Interim Financial Statements (unaudited)

As of and for the three months ended March 31, 2019 and 2018

CRH MEDICAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Expressed in United States dollars)

	Note	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents		$5,570,249	$9,946,945
Trade and other receivables, net	5	18,937,901	19,467,803
Income tax receivable		1,243,871	2,243,319
Prepaid expenses and deposits		669,848	822,119
Loan to equity investment	9	30,000	—
Inventories, finished goods		630,273	402,544

		27,082,142	32,882,730

Non-current assets:
Property and equipment, net		307,061	303,291
Right of use asset	7	414,902	—
Intangible assets, net	8	176,097,959	179,384,263
Deferred asset acquisition costs		24,193	116,025
Equity accounted investment	9	125,179	—
Deferred tax assets		7,501,616	6,301,687

		184,470,910	186,105,266

Total assets		$211,553,052	$218,987,996

Liabilities

Current liabilities:
Trade and other payables	6	$5,857,527	$5,763,222
Employee benefits		866,762	827,436
Income tax payable		3,837	—
Current obligation related to right of use assets	7	264,264	—
Notes payable and bank indebtedness	10	2,239,637	2,239,637
Deferred consideration		1,053,111	1,043,645
Earn-out obligation	13	4,354,741	2,920,583
Short-term advances		99,317	26,783
Member loan		—	49,000

		14,739,196	12,870,306

Non-current liabilities:
Deferred consideration		1,193,237	1,183,092
Long-term obligation related to right of use assets	7	110,937	—
Notes payable and bank indebtedness	10	61,761,562	67,621,470
Deferred tax liabilities		30,021	21,951

		63,095,757	68,826,513

Equity
Common stock, no par value; 71,586,188 and 72,055,688 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11	55,013,528	55,372,884
Additional paid-in capital		9,885,351	9,329,335
Accumulated other comprehensive income (loss)		(66,772)	(66,772)
Retained earnings		11,713,869	12,916,565

Total equity attributable to shareholders of the Company		76,545,976	77,552,012
Non-controlling interest		57,172,123	59,739,165

Total equity		133,718,099	137,291,177

Total liabilities and equity		$211,553,052	$218,987,996

See accompanying notes to condensed consolidated financial statements.

Commitments and contingencies (note 14)

Subsequent event (note 17)

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

(Expressed in United States dollars, except share and per share data)

		Three months ended March 31,
	Notes	2019	2018
Revenue:
Anesthesia services	16	$26,692,966	$22,108,625
Product sales	16	2,426,124	2,556,876

		29,119,090	24,665,501
Expenses:
Anesthesia services expense		22,559,355	17,742,507
Product sales expense		1,134,477	1,216,653
Corporate expense		1,600,409	1,267,082

		25,294,241	20,226,242

Operating income		3,824,849	4,439,259
Finance income	12	—	(165,625)
Finance expense	12	2,391,979	778,096

		2,391,979	612,471
Equity income	9	(125,179)	—

Income before tax		1,558,049	3,826,788
Income tax expense		167,259	669,357

Net and comprehensive income (loss)		$1,390,790	$3,157,431

Attributable to:
Shareholders of the Company		$(76,968)	$1,410,998
Non-controlling interest		1,467,758	1,746,433

		$1,390,790	$3,157,431

Earnings (loss) per share attributable to shareholders
Basic	11(e)	$(0.001)	$0.019
Diluted	11(e)	$(0.001)	$0.019

Weighted average shares outstanding:
Basic	11(e)	71,823,368	72,881,491
Diluted	11(e)	71,823,368	74,196,994

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three months ended March 31, 2019 and 2018

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2018	73,018,588	$54,614,601	$8,219,760	$(66,772)	$11,078,608	$57,451,848	$131,298,045
Total net and comprehensive income for the period	—	—	—	—	1,410,998	1,746,433	3,157,431
Stock-based compensation	—	—	737,621	—	—	—	737,621
Common shares issued on vesting of share units	60,000	176,317	(176,317)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(d))	(98,900)	(72,458)	—	—	(180,107)	—	(252,565)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (107,900 treasury shares) (note 11(d))	—	(79,052)	—	—	(196,496)	—	(275,548)
Cancellation of treasury shares	(72,400)	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(6,774,450)	(6,774,450)

Balances as at March 31, 2018	72,907,288	$54,639,408	$8,781,064	$(66,772)	$12,113,003	$52,423,831	$127,890,534

Balance as at January 1, 2019	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177
Total net and comprehensive income (loss) for the period	—	—	—	—	(76,968)	1,467,758	1,390,790
Stock-based compensation	—	—	564,251	—	—	—	564,251
Common shares issued on vesting of share units	2,500	8,235	(8,235)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(d))	(461,600)	(347,300)	—	—	(1,063,523)	—	(1,410,823)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (27,000 treasury shares) (note 11(d))	—	(20,291)	—	—	(62,205)	—	(82,496)
Cancellation of treasury shares	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(4,034,800)	(4,034,800)

Balance as at March 31, 2019	71,586,188	$55,013,528	$9,885,351	$(66,772)	$11,713,869	$57,172,123	$133,718,099

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States dollars)

			Three months ended March 31,
	Notes		2019	2018
Operating activities:
Net income			$1,390,790	$3,157,431
Adjustments for:
Depreciation of property, equipment and intangibles			8,667,984	7,219,277
Stock-based compensation			564,251	737,621
Unrealized foreign exchange			(2,111)	7,232
Deferred income tax recovery			(1,192,100)	(717,983)
Change in fair value of contingent consideration			1,400,500	(165,625)
Accretion on contingent consideration and deferred consideration			53,268	44,981
Amortization of deferred financing fees			65,091	65,091
Equity income			(125,179)	—
Change in current tax receivable			1,003,285	674,827
Change in trade and other receivables			529,902	1,515,880
Change in prepaid expenses			114,134	(155,389)
Change in inventories			(227,730)	(64,805)
Change in trade and other payables			94,305	(1,101,094)
Change in employee benefits			39,326	65,144

Net cash provided by operating activities			12,375,716	11,282,588
Financing activities
Repayment of member loans			(49,000)	(435,000)
Equity investment loan			(30,000)	—
Proceeds on short-term advances			72,534	—
Repayment of notes payable and bank indebtedness			(5,925,000)	(11,000,000)
Proceeds on bank indebtedness			—	9,300,000
Distributions to non-controlling interest			(4,034,800)	(6,774,450)
Repurchase of shares for cancellation	11	(d)	(1,493,319)	(528,113)

Net cash (used in) financing activities			(11,459,585)	(9,437,563)
Investing activities
Acquisition of property and equipment			(30,418)	(5,480)
Deferred asset acquisition costs			(24,193)	—
Acquisition of anesthesia services providers	4		(5,239,003)	(9,495,184)

Net cash (used in) investing activities			(5,293,614)	(9,500,664)

Effects of foreign exchange on cash and cash equivalents			787	1,087
Decrease in cash and cash equivalents			(4,376,696)	(7,654,552)
Cash and cash equivalents, beginning of period			9,946,945	12,486,884

Cash and cash equivalents, end of period			$5,570,249	$4,832,332

Supplemental disclosures:
Cash interest paid			$(884,080)	$(668,023)
Taxes paid			$(355,839)	$(712,512)
Operating lease payments			$(92,221)	$—
Non-cash acquisition financing			$(116,025)	$—

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

1.	Nature of operations:

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

2.	Summary of significant accounting policies:

(a)	Basis of presentation:

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

These condensed consolidated interim financial statements have been prepared in accordance with US GAAP beginning December 31, 2018 on a retrospective basis. The Company’s historical financial statements were previously presented under International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) up to and including the Company’s September 30, 2018 interim report.

These interim financial statements do not include all note disclosures required on an annual basis, and therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2018, filed with the appropriate securities regulatory authorities.

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements cash flows as at March 31, 2019 and for all periods presented, have been recorded. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the Company’s full year results.

(b)	Basis of consolidation:

These consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are entities controlled by the Company through voting control and for the anesthesia business, control over the assets and business operations of the subsidiary through operating agreements. Control exists when the Company has the continuing power to govern the financial and operating polices of the investee. Subsidiaries are included in the consolidated financial results of the

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

2.	Summary of significant accounting policies (Continued):

Company from the effective date of acquisition up to the effective date of disposition or loss of control. Minority interests, if any, are valued at fair value at inception. All significant intercompany transactions and balances have been eliminated on consolidation.

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

(d)	Equity method investment:

The Company accounts for its investment in associated companies in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 323, Investments – Equity Method and Joint Ventures (“ASC 323”). Results of equity investments are presented on a one-line basis. Investments in, and advances to, equity investments are presented on a one-line basis in the Company’s consolidated balance sheets, net of allowance for losses, which represents the Company’s best estimate of probable losses inherent in such assets. The Company’s proportionate share of any equity investment net income or loss is presented on a one-line basis in the Company’s consolidated statement of operations. Transactions between the Company and any associated companies are eliminated on a basis proportional to the Company’s ownership interest.

3.	Recent accounting pronouncements:

(a)	Initial adoption of new accounting standards:

In February 2016, FASB issued ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, establishes principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to recognize most leases on the balance sheet and certain limited changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard using the modified retrospective method effective January 1, 2019 with nearly all operating classified leases classified as operating leases under this new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date. The lease obligation is measured at amortized cost using the effective interest method. The Company has applied the exemption to treat short-term leases as executory contracts and has applied the package of practical expedients which allowed the Company to carry forward historical lease classification. Upon adoption, the Company recognized $332,512 as a right of use asset with a $295,188 corresponding obligation on its balance sheet at January 1, 2019. Refer to note 7.

(b)	Recent accounting pronouncements not yet adopted:

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”, which requires companies to measure credit losses on financial instruments measured at amortized cost

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

3.	Recent accounting pronouncements (Continued):

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

4.	Asset acquisition:

During the three months ended March 31, 2019, the Company completed one asset acquisition. The asset acquisition has been included in the anesthesia segment of the Company and represents the following:

Acquired Operation	Date Acquired	Consideration
Anesthesia Care Associates LLC (“ACA”)	January 2019	$5,355,028

The results of operations of the acquired entity has been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over the entity.

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

Total
Cash	$5,239,003
Acquisition Costs	116,025

Purchase consideration	$5,355,028

Assets and liabilities acquired:
Exclusive professional services agreements	$5,355,028
Pre-close accounts receivable	50,000
Pre-close accounts payable	(50,000)

Fair value of net identifiable assets and liabilities acquired	$5,355,028

Exclusive professional services agreements – amortization term	6 years

CRH ownership interest	100%

The value of the acquired intangible asset, being an exclusive professional services agreement, relates to the acquisition of an exclusive professional services agreement to provide professional anesthesia services. The amortization term for the agreement is based upon contractual terms within the acquisition agreement and professional services agreement.

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

4.	Asset acquisition (Continued):

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

	SSA	WOSA	LWA	LESA	TVAA	Total
Cash	$9,404,148	$6,409,000	$5,000,000	$4,180,000	$2,200,000	$27,193,148
Acquisition Costs	91,036	74,698	41,939	53,115	55,875	316,663
Purchase consideration	$9,495,184	$6,483,698	$5,041,939	$4,233,115	$2,255,875	$27,509,811
Non-controlling interest	$—	$6,229,435	$4,844,217	$—	$2,167,409	$13,241,061

	$9,495,184	$12,713,133	$9,886,156	$4,233,115	$4,423,284	$40,750,872

Assets and liabilities acquired:
Exclusive professional services agreements	$9,391,036	$12,713,133	$9,886,155	$4,233,115	$4,423,284	$40,646,723
Prepaid expenses and deposits	104,149	—	—	—		104,149
Pre-close accounts receivable	—	—	652,506	—		652,506
Pre-close accounts payable	—	—	(652,506)	—		(652,506)

Fair value of net identifiable assets and liabilities acquired	$9,495,185	$12,713,133	$9,886,155	$4,233,115	$4,423,284	$40,750,872

Exclusive professional services agreements – amortization term	7 years	10 years	7 years	10 years	7 years

CRH ownership interest	100%	51%	51%	100%	51%

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

4.	Asset acquisition (Continued):

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

5.	Trade and other receivables:

	March 31, 2019	December 31, 2018
Trade receivables, gross	$18,895,098	$19,373,260
Other receivables	74,846	141,141
Less: allowance for doubtful accounts	(32,043)	(46,598)

	$18,937,901	$19,467,803

Anesthesia segment – trade receivables, gross	17,823,830	18,199,847
Product segment – trade receivables, gross	1,071,268	1,173,413

	$18,895,098	$19,373,260

6.	Trade and other payables:

	March 31, 2019	December 31, 2018
Trade payables	$1,752,974	$1,316,821
Accruals and other payables	4,104,553	4,446,401

	$5,857,527	$5,763,222

7.	Right of use assets and related obligations:

On adoption of ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, the Company recognized $332,512 and $295,188 as right of use assets and obligations, respectively at January 1, 2019. These amounts relate to two operating leases for premises existing as at January 1, 2019, with a further premises operating lease added in March 2019. The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. During the three months ended March 31, 2019, the Company incurred total operating lease expenses of $96,611, which

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

7.	Right of use assets and related obligations (Continued):

included lease expenses associated with fixed lease payments of $51,240 and variable lease payments of $45,371. Lease expense is allocated to operating segments based on the location of the leases, as follows:

For the three months ended March 31, 2019
Anesthesia services expense	$34,119
Product sales expense	27,758
Corporate expense	34,734

$96,611

The weighted average lease term of the Company’s three premises leases is 1.70 years. The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on the Company’s Credit Facility, which is disclosed in note 10.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
Remainder of 2019	$205,436
2020	129,119
2021	55,496

$390,051

Accretion related to outstanding lease obligations	(14,850)

Total	$375,201

Current obligation relating to right of use assets	$264,264
Long-term obligation relating to right of use assets	$110,937

Total	$375,201

8.	Intangible assets:

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

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

8.	Intangible assets (Continued):

	Professional Services Agreements	Patents	Total
Cost
Balance as at December 31, 2018	$256,491,260	$532,598	$257,023,858
Additions through asset acquisitions (note 4)	5,355,028	—	5,355,028

Balance as at March 31, 2019	$261,846,288	$532,598	$262,378,886

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at December 31, 2018	$77,139,732	$499,863	$77,639,595
Amortization expense	8,640,957	375	8,641,332

Balance as at March 31, 2019	$85,780,689	$500,238	$86,280,927

	Professional Services Agreements	Patents	Total
Net book value
March 31, 2019	$176,065,599	$32,360	$176,097,959
December 31, 2018	$179,351,528	$32,735	$179,384,263

As at March 31, 2019, the Company did not identify any indicators of impairment in respect of its professional services agreements.

As at December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements. Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets to the carrying amounts as at December 31, 2018. The income approach was used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company’s discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, discount rates and operating cost growth rates. Due to uncertainties in the estimates that are inherent to the Company’s industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

As a result of this test, no write-downs to the intangible assets were required.

Various of the Company’s professional services agreements are subject to renewal terms. The weighted average period before the Company’s professional services agreements are up for renewal is 3.98 years. The Company anticipates that it will be able to renew all contract terms under its professional services agreements. The weighted average remaining amortization period for the Company’s professional services agreements is 5.98 years.

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

8.	Intangible assets (Continued):

Based on the Company’s professional services agreements in place at March 31, 2019, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at March 31, 2019:
Remainder of 2019	$25,924,666
2020	34,485,470
2021	29,179,093
2022	22,457,783
2023	18,311,441
The first three months of 2024	4,577,860

$134,936,313

9.	Equity investment:

In October 2018, the Company entered into an agreement with Digestive Health Specialists (“DHS”), located in North Carolina, to assist DHS in the development and management of a monitored anesthesia care program. Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Triad Sedation Associates LLC, and receives compensation for its billing and collection services. Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than November 2019. The Company assessed and concluded that, as TSA is an LLC, equity method accounting is required under ASC 970-323. To fund working capital needs, each equity owner of TSA has provided a working capital loan, repayable within 12 months.

The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant and as at March 31, 2019.

The following table provides a summary of the Company’s investment in TSA for the three months ended March 31, 2019:

Three months ended March 31, 2019
Beginning balance	$—
Share of net income	125,179

Ending balance	$125,179

The basis difference between the Company’s share of TSA’s net assets is attributable to loans provided by the investment’s equity partners.

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

9.	Equity investment (Continued):

The following table summarizes unaudited financial information for our equity method investee.

Balance sheet:	March 31, 2019
Current assets	$1,157,293
Non-current assets	—

Total assets	$1,157,293
Current liabilities	$411,295
Non-current liabilities	—
Shareholders’ equity	745,998

Total liabilities and shareholders’ equity	$1,157,293

Results of operations	Three months ended March 31, 2019
Anesthesia revenue	$1,106,603
Anesthesia services expense	360,605

Net income	$745,998

10.	Notes payable:

	March 31, 2019	December 31, 2018
Current portion	$2,239,637	$2,239,637
Non-current portion	61,761,562	67,621,470

Total loans and borrowings	$64,001,199	$69,861,107

The Bank of Nova Scotia (“Scotia Facility”)

As at March 31, 2019, the Company had drawn $64,325,000 on the amended facility (2018 – $70,250,000). The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin. At March 31, 2019, interest on the facility is calculated at LIBOR plus 2.50% on the revolving portion and term portion of the facility. The Facility is secured by the assets of the Company. As at March 31, 2019, the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at March 31, 2019.

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

10.	Notes payable (Continued):

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At March 31, 2019
Remainder of 2019	$1,875,000
2020	62,450,000

$64,325,000

11.	Share capital:

(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 11(d)), there were no share transactions in the three months ended March 31, 2019 and 2018.

(c)	Share unit plan:

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

A summary of the status of the plan as of March 31, 2019 is as follows:

	Time based share units	Performance based share units
Outstanding, December 31, 2018	1,045,250	1,500,000
Issued	—	—
Exercised	(2,500)	—
Forfeited	(20,000)	—
Expired	—	—

Outstanding, March 31, 2019	1,022,750	1,500,000
Vested	—	—
Expected to vest	1,022,750	1,100,000

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

11.	Share capital (Continued):

During the three months ended March 31, 2019, 2,500 time-based share units vested.

During the three months ended March 31, 2018, 60,000 time-based share units vested. The Company also issued 100,000 time-based share units and 150,000 performance-based share units. The weighted average fair value per unit for both the time-based share units and performance-based share units granted in the period was $2.78 (CAD$3.58) per unit based on the market value of the underlying shares at the date of issuance.

During the quarter ended March 31, 2019, the Company recognized $564,251 (2018 – $737,152) in compensation expense in relation to share units.

(d)	Normal Course Issuer Bid:

During the three months ended March 31, 2019, the Company repurchased 488,600 of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $1,496,588 (CAD$1,988,859). As at March 31, 2019, 461,600 of these shares have been cancelled with the remaining 27,000 shares cancelled on April 5, 2019.

In the three months ended March 31, 2018, the Company repurchased 206,800 of its shares for a total cost, including transaction fees, of $529,823 (CAD$672,898). As March 31, 2018, 98,900 of these shares had been cancelled with the remaining 107,900 shares cancelled on April 6, 2018.

(e)	Earnings (loss) per share:

The calculation of basic earnings per share for the three months ended March 31, 2019 and 2018 is as follows:

	2019			2018
	Net (loss)	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$(76,968)	71,823,368	$(0.001)	$1,410,998	72,881,491	$0.019
Share options		—			1,083,715
Share units		—			231,788

Diluted	$(76,968)	71,823,368	$(0.001)	$1,410,998	74,196,994	$0.019

For the three months ended March 31, 2019, 1,344,687 options (2018 – 260,972) and 2,119,250 share units (2018 – 2,122,801) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding. The treasury method is used to determine the calculation of dilutive shares.

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

12.	Net finance expense

Recognized in earnings in the three months ended March 31:

	2019	2018
Finance income:
Net change in fair value of financial liabilities at fair value through earnings	$—	$(165,625)

Total finance income	$—	$(165,625)
Finance expense:
Interest and accretion expense on borrowings	$873,120	$668,024
Accretion expense on earn-out obligation and deferred consideration	53,268	44,981
Amortization of deferred financing fees	65,091	65,091
Net change in fair value of financial liabilities at fair value through earnings	1,400,500	—

Total finance expense	$2,391,979	$778,096

Net finance expense	$2,391,979	$612,471

13.	Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, employee benefit obligations, short term advances, loans and loans to equity investments, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation. The fair values of these financial instruments, except the notes payable balances, the deferred consideration and the earn-out obligation, approximate carrying value because of their short-term nature. The earn-out obligation is recorded at fair value. The fair value of the notes payable and bank indebtedness, which is comprised of the Scotia Facility, approximates carrying value as it is a floating rate instrument. The Company’s deferred consideration was initially measured at fair value and is being accreted to its face value over a period of four years from the acquisition date. The amounts payable as deferred compensation are specified in the acquisition agreement for Austin Gastroenterology Anesthesia Associates LLC, which was acquired in 2016.

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

•	Level 3 – inputs for the asset or liability that are not based on observable market data (unobservable inputs).

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

13.	Financial instruments (Continued):

	March 31, 2019	Level 1	Level 2	Level 3
Liabilities
Earn – out obligation	$4,354,741	$—	$—	$4,354,741
Total	$4,354,741	$—	$—	$4,354,741

	December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Earn-out obligation	$2,920,583	$—	$—	$2,920,583
Total	$2,920,583	$—	$—	$2,920,583

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014. As part of the business combination, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset. The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation. This valuation technique includes inputs relating to estimated cash outflows under the arrangement and the use of a discount rate appropriate to the Company. The Company evaluates the inputs into the valuation technique at each reporting period. During the three months ended March 31, 2019, the Company revised its assumptions underlying the discount rate used in the calculation of the fair value of the earn-out obligation to account for changes in the underlying credit risk of the Company as well as the estimates underlying the amount of payment. The downward adjustment of the discount rate from 4.69% at December 31, 2018 to 4.05% at March 31, 2019 and the amendment of cash outflow estimates underlying the earn-out resulted in an increase of $1,400,500 to the fair value of the earn-out obligation. The impact of this adjustment was recorded through finance expense in the period.

The fair value measurements are sensitive to the discount rate used in calculating the fair values as well as the underlying cash flow estimates. A 1% increase in the discount rate would reduce the fair value of the earn-out obligation by $10,436. During the three months ended March 31, 2019, the Company recorded accretion expense of $33,658 (2018 – $44,981), in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk.

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2019	$2,920,583
Payment	—
Recorded in finance expense:
Accretion expense	33,658
Fair value adjustment	1,400,500

Balance as at March 31, 2019	$4,354,741

14.	Commitments and contingencies:

The Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. These obligations include, but are not

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

14.	Commitments and contingencies (Continued):

limited to, contracts entered into with physicians where the Company agrees, under certain circumstances, to indemnify a third party against losses arising from matters including but not limited to medical malpractice and product liability. The impact of any such future claims, if made, on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to final outcome of these potential claims.

15.	Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note. Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the three months ended March 31, 2019, the Company made product sales totaling $7,000 (2018 – $7,000) to one company owned or controlled by one of the Company’s Directors. The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties. There were no amounts owing by or to this related party as of March 31, 2019 (2018 – $nil).

16.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services. The revenues relating to geographic segments based on customer location, in United States dollars, for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Revenue:
Canada and other	$50,060	$70,970
United States	29,069,030	24,594,531

Total	$29,119,090	$24,665,501

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	Three months ended
	March 31, 2019	March 31, 2018
Revenue:
Commercial Insurers	$22,202,878	$19,131,424
Federal Insurers	4,353,403	2,710,994
Physicians	2,426,124	2,556,876
Other	136,685	266,207

Total	$29,119,090	$24,665,501

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

16.	Segmented information (Continued):

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at March 31, 2019 and December 31, 2018:

	2019	2018
Property and equipment:
Canada	$271,932	$276,621
United States	35,129	26,670

Total	$307,061	$303,291

Intangible assets:
Canada	$32,359	$32,735
United States	176,065,600	179,351,528

Total	$176,097,959	$179,384,263

Total assets:
Canada	$4,451,843	$9,293,796
United States	207,101,209	209,694,200

Total	$211,553,052	$218,987,996

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the three months ended March 31, 2019 and 2018. The Company does not allocate expenses related to corporate activities. These expenses are presented within “Other” to allow for reconciliation to reported measures.

	Three months ended March 31, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$26,692,966	$2,426,124	$—	$29,119,090
Operating costs	22,559,355	1,134,477	1,600,409	25,294,241

Operating income (loss)	$4,133,611	$1,291,647	$(1,600,409)	$3,824,849

	Three months ended March 31, 2018
	Anesthesia services	Product sales	Other	Total
Revenue	$22,108,625	$2,556,876	$—	$24,665,501
Operating costs	17,742,507	1,216,653	1,267,082	20,226,242

Operating income (loss)	$4,366,118	$1,340,223	$(1,267,082)	$4,439,259

CRH MEDICAL CORPORATION

Notes to the condensed consolidated financial statements

(unaudited)

16.	Segmented information (Continued):

Additionally, the company incurs the following in each of its operating segments:

	Three months ended March 31, 2019
	Anesthesia services	Product sales	Other	Total
Finance income	$—	$—	$—	$—
Finance expense	1,453,768	—	938,211	2,391,979
Depreciation and amortization expense	8,643,707	9,172	15,105	8,667,984

	Three months ended March 31, 2018
	Anesthesia services	Product sales	Other	Total
Finance income	$(165,625)	$—	$—	$(165,625)
Finance expense	44,981	—	733,115	778,096
Depreciation and amortization expense	7,197,196	17,017	5,064	7,219,277

17.	Subsequent event:

On April 3, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Arapahoe Gastroenterology Anesthesia Associates LLC (“Arapahoe”) not held by the Company. The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $2,300,000 plus 49% of Arapahoe’s working capital as at March 31, 2019. Additionally, the Company also incurred deferred acquisition costs of $18,528.

On April 9, 2019, the Company announced the appointment of Dr. Tushar Ramani as CEO of the Company, replacing outgoing CEO Edward Wright. As part of his compensation package, Dr. Ramani has received a share unit grant of 1,000,000 share units, vesting in 4 years. Additionally, Dr. Ramani received an option to purchase 500,000 shares, vesting over 4 years. In accordance with the terms of his employment agreement, Edward Wright has received 18 months salary as severance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2019 and with the securities commissions in all provinces and territories of Canada on March 13, 2019. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “CRH,” “we,” “us,” and “our” refer to CRH Medical Corporation and its subsidiaries.

Overview

CRH is a North American company focused on providing gastroenterologists (“GIs”) with innovative services and products for the treatment of gastrointestinal (“GI”) diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, Gastroenterology Anesthesia Associates LLC (“GAA”), which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with twenty additional acquisitions of GI anesthesia companies since GAA.

According to the Centers for Disease Control and Prevention (“CDC”), colorectal cancer is the second leading cause of cancer-related deaths in the United States and recent research indicates that the incidence of colon cancer in young adults is on the rise. The CDC has implemented campaigns to raise awareness of GI health and drive colorectal cancer screening rates among at risk populations. Colon cancer is treatable if detected early and screening colonoscopies are the most effective way to detect colon cancer in its early stages. Anesthesia-assisted endoscopies are the standard of care for colonoscopies and upper endoscopies.

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

Arapahoe Gastroenterology Anesthesia Associates LLC (“Arapahoe”) – April 2019

On April 3, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Arapahoe Gastroenterology Anesthesia Associates LLC not held by the Company. The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $2,300,000 plus 49% of Arapahoe’s working capital as at March 31, 2019. Additionally, the Company also incurred deferred acquisition costs of $18,528.

Appointment of New CEO – April 2019

On April 9, 2019, the Company announced the appointment of Dr. Tushar Ramani as CEO of the Company, replacing outgoing CEO Edward Wright. Dr. Ramani, a 30-year veteran of the anesthesia industry, has also joined the Company’s board as a director. Dr. Ramani brings with him extensive experience in both managing and providing healthcare services, growing companies and creating shareholder value.

Critical Accounting Policies and Estimates

There are no changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2018, except as noted below:

Equity Method Investment

The Company accounts for its investment in associated companies in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 323, Investments – Equity Method and Joint Ventures (“ASC 323”). Results of equity investments are presented on a one-line basis. Investments in, and advances to, equity investments are presented on a one-line basis in the Company’s consolidated balance sheets, net of allowance for losses, which represents the Company’s best estimate of probable losses inherent in such assets. The Company’s proportionate share of any equity investment net income or loss is presented on a one-line basis in the Company’s consolidated statement of operations. Transactions between the Company and any associated companies are eliminated on a basis proportional to the Company’s ownership interest

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Please refer to Note 3 to our condensed consolidated interim financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business. Of note, we have adopted ASU 2016-02 and ASU 2017-13, collectively the new leasing standard under US GAAP. This standard requires lessees to recognize most leases on the balance sheet. The Company adopted the standard using the modified retrospective method effective January 1, 2019 with nearly all operating classified leases classified as operating leases under this new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date.

Results of Operations

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

The selected financial information provided below has been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) beginning December 31, 2018 on a retrospective basis. The Company’s historical financial statements were previously presented under International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) up to and including the Company’s September 30, 2018 interim report. The Company converted to US GAAP upon no longer meeting the definition of a foreign private issuer on June 30, 2018.

The conversion from IFRS to US GAAP resulted in adjustments to the Company’s balance sheet and statement of operations for the year ended December 31, 2017 as well as adjustments to the company’s interim balance sheets and statements of operations for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018. All financial data contained within this document has been restated and presented in accordance with US GAAP. A summary of the impact of conversion from IFRS to US GAAP on the Company’s statement for the three months ended March 31, 2018 is presented below:

	Three months ended March 31, 2018
	As previously reported (IFRS)	Adjustments	Restated (US GAAP)
Net and comprehensive income	$3,181,651	$(24,220)	$3,157,431
Attributable to:
Shareholders of the Company	1,427,867	(16,869)	1,410,998
Non-controlling interest	$1,753,784	$(7,351)	$1,746,433

The primary driver of the IFRS to US GAAP adjustments was additional amortization relating to the capitalization of acquisition costs on the Company’s acquisitions completed during the years ended December 31, 2018 and 2017 offset by an incremental decrease in stock based compensation expense related to the Company’s performance based share units, and related tax impact. The conversion from IFRS to US GAAP had no impact on the Company’s Adjusted Operating EBITDA1.

[1]	See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

SELECTED US GAAP FINANCIAL INFORMATION

	Three months ended March 31,
	2019	2018	% Change
Anesthesia services revenue	$26,692,966	$22,108,625	21%
Product sales revenue	2,426,124	2,556,876	(5%)

Total revenue	29,119,090	24,665,501	18%

Total operating expenses, including:	25,294,241	20,226,242	25%
Depreciation and amortization expense	8,667,984	7,219,277	20%
Stock based compensation expense	564,251	737,621	(24%)

Operating income	3,824,849	4,439,259	(14%)
Operating margin	13.1%	18.0%	(27%)

Income from equity investment	(125,179)	—	NA
Net finance expense (recovery)	2,391,979	612,471	291%
Tax expense	167,259	669,357	(75%)

Net and comprehensive income (loss)	$1,390,790	$3,157,431	(56%)
Attributable to:
Shareholders of the Company	$(76,968)	$1,410,998	(105%)
Non-controlling interest[1]	$1,467,758	$1,746,433	(16%)

Net cash provided by operating activities	$12,375,716	$11,282,588	10%
Distributions to non-controlling interest	(4,034,800)	(6,774,450)	(40%)

	$8,340,916	$4,508,138	85%
Earnings (loss) per share attributable to shareholders:
Basic	$(0.001)	$0.019
Diluted	$(0.001)	$0.019

NON-GAAP FINANCIAL MEASURES

In addition to results reported in accordance with US GAAP, the Company uses certain non-GAAP financial measures as supplemental indicators of its financial and operating performance as we believe these non-GAAP measures will be useful to investors as this presentation is in line with how our management assesses our Company’s performance. These non-GAAP financial measures include Adjusted operating EBITDA, Adjusted operating EBITDA margin and Adjusted operating expenses. The Company believes these supplementary financial measures reflect the Company’s ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in its business.

[1]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES

	Three months ended March 31,
	2019	2018	% Change
Total Adjusted operating expenses	$16,041,949	$12,251,812	31%
Adjusted operating EBITDA – non-controlling interest[2]	4,311,286	4,182,351	3%
Adjusted operating EBITDA – shareholders of the Company	8,765,854	8,231,338	6%
Adjusted operating EBITDA – total	$13,077,141	$12,413,689	5%
Adjusted operating EBITDA margin	44.9%	50.3%

Results of Operations for the three months ended March 31, 2019 and 2018

Revenues for the three months ended March 31, 2019 were $29,119,090 compared to $24,665,501 for the three months ended March 31, 2018. The 18% increase is mainly attributable to revenue contributions from the anesthesia businesses acquired by the Company in 2019, along with acquisitions completed mid-year in fiscal 2018, offset by a decrease in revenues in the product business.

Revenues from anesthesia services for the three months ended March 31, 2019 were $26,692,966 compared to $22,108,625 for the three months ended March 31, 2018. As above, the increase was primarily due to the Company’s anesthesia acquisitions throughout 2019 and 2018; however, there were additional factors which impacted the change in revenue between Q1 2019 and Q1 2018. The $4.6 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2019 and 2018 contributed $5.9 million of the increase when comparing the two periods. This is comprised of growth from acquisitions completed in 2018 ($5.4 million) and growth from acquisitions completed in 2019 ($0.5 million);

•	organic case growth in our entities acquired prior to 2018 of approximately $0.9 million;

•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased 2019 revenue by approximately $1.9 million when compared to 2018;

•	revenues relating to our monitored anesthesia care program decreased by $0.1 million as a result of the acquisition of LWA mid-2018; and

•

the Company incurred a negative adjustment as a result of a non-recurring change in estimate of approximately $0.3 million. Included within Q1 2019 revenue are positive revenue adjustments resulting from changes in estimates totaling $1.3 million.

As adjusted operating expenses1 are largely fixed in nature, changes in revenue primary drive changes in operating income and adjusted operating EBITDA1.

In the quarter ended March 31, 2019, the anesthesia services segment serviced 77,501 patient cases compared to 57,657 patient cases during the quarter ended March 31, 2018. Patient cases exclude any patient cases at the Company’s equity held investment, TSA.

[1]	See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
[2]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

The tables below summarize our payor mix as a percentage of all patient cases for the three months ended March 31, 2019 and 2018.

	Three months ended
Payor	March 31, 2019	March 31, 2018	Change
Commercial	58.1%	57.5%	1.0%
Federal	41.9%	42.5%	(1.4%)
Total	100.0%	100.0%

The payor mix for the three months ended March 31, 2019 includes acquisitions completed during 2018 and 2019 and as a result is not directly comparable to the three months ended March 31, 2018. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three months ended March 31, 2019 and 2018, but exclude patient cases related to acquisitions completed in 2019 and 2018 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended
Payor	March 31, 2019	March 31, 2018	Change
Commercial	59.6%	57.5%	3.7%
Federal	40.4%	42.5%	(4.9%)
Total	100.0%	100.0%

Seasonality is driven by both patient cases and seasonal payor mix. As a result, revenue per patient will fluctuate quarterly. The seasonality of patient cases for fiscal 2018 is provided below for organic patient cases; it excludes patient cases relating to acquisitions completed in 2018 and is representative of expectations for seasonality mix in 2019.

Seasonality	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Patient cases	23.8%	25.2%	24.7%	26.3%

Revenues from product sales for the three months ended March 31, 2019 were $2,426,124 compared to $2,556,876 for the comparable period in 2018. The decrease in product sales is the result of decreased sales of the CRH O’Regan System at previously trained practices due to changes in practice emphasis and to a lesser extent the introduction of competitive products. At the end of 2018, we had initiated additional practice support initiatives, including a greater emphasis on re-training physicians in practices where usage has decreased. We continue to engage in re-training initiatives where usage has decreased. As of March 31, 2019, the Company has trained 2,999 physicians to use the O’Regan System, representing 1,139 clinical practices. This compares to 2,744 physicians trained, representing 1,054 clinical practices, as of March 31, 2018.

Total operating expenses

Total operating expense for the three months ended March 31, 2019 was $25,294,241 compared to $20,226,242 for the three months ended March 31, 2018. The increase in operating expenses is largely driven by increases seen in total adjusted operating expense (refer to the “Total adjusted operating expenses – Non-GAAP section below) as well as increases in amortization expense related to acquisitions completed in 2019 and throughout 2018, offset by a decrease in stock-based compensation expense.

Amortization expense increased by 20% from 2018. This is a result of acquisitions completed in 2018 and 2019 and the related intangible assets that were acquired. Stock-based compensation expense decreased by 24% when compared to 2018. This decrease is due to actual forfeitures experienced in Q1 2019 as well as the composition of employees receiving share units as compensation.

Total adjusted operating expenses – Non-GAAP1

For the three months ended March 31, 2019, total adjusted operating expenses were $16,041,949 compared to $12,251,812 for the three months ended March 31, 2018. Increases in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business.

Anesthesia services adjusted operating expenses for the three months ended March 31, 2019 were $13,778,571, compared to $10,416,048 for the three months ended March 31, 2018. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. The Company’s first anesthesia acquisition was in the fourth quarter of 2014, with twenty further acquisitions completed in 2015, 2016, 2017, 2018 and 2019. As a result, the first quarter of 2019 is not directly comparable to the first quarter of 2018, with the majority of the increase relating to operating expenses for acquired companies. Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, increase as a result of the Company’s acquisition strategy.

Total adjusted operating expenses per case for the anesthesia segment were $178 for the three months ended March 31, 2019. This rate per case is consistent with the overall cost profile seen in fiscal 2018 and is slightly lower than the rate per case of $181 for the three months ended March 31, 2018. Total adjusted operating expense per case for Q1 2019 is calculated with reference to Anesthesia services adjusted operating expenses of $13,778,571 divided by the 77,501 cases in the quarter. Q1 2018 is calculated in the same manner.

Product sales adjusted operating expenses for the three months ended March 31, 2019 were $1,052,854 compared to $1,092,834 for the three months ended March 31, 2018. In general, costs have remained consistent with 2018.

Corporate adjusted operating expenses for the three months ended March 31, 2018 were $1,210,524 compared to $742,930 for the three months ended March 31, 2018. The increase in corporate adjusted operating expense is a reflection of higher professional fees and employee related costs, and, in general, is reflective of the increasing complexity of our business which is also increasing our compliance costs. In particular, the Company incurred additional legal compliance costs in the first quarter of the year due to its transition from foreign private issuer to domestic filer. Going forward, the Company does not expect legal compliance costs to remain at Q1 2019 levels; however, corporate adjusted operating expenses are anticipated to increase as a result of the hiring of the Company’s new CEO. In accordance with the terms of his employment agreement, Edward Wright has received 18 months salary as part of his severance. This cost will be recorded in the second quarter of 2019.

Operating Income

Operating income for the three months ended March 31, 2019 was $3,824,849 compared to $4,439,259 for the same period in 2018. The following schedule reconciles the changes in operating income between periods:

Quarter ended March 31, 2019
Q1 2018 operating income	$4,439,259
Increase in period revenues	4,453,589
Increase in period adjusted operating expenses[1]	(3,790,137)
Increase in period amortization and depreciation expense	(1,448,707)
Decrease in period stock based compensation expense	173,366
Increase in period acquisition expenses	(2,521)

Current quarter operating income	$3,824,849

[1]	See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Changes in the company’s revenues and adjusted operating expenses1 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

Contributing to the decrease in operating income for the quarter are incremental amortization costs related to the acquired professional service agreements relating to acquisitions completed in 2018 of $1,448,707 and a decrease in stock based compensation expense of $173,366.

Anesthesia operating income for the three months ended March 31, 2019 was $4,133,611, a decrease of $232,507 from the same period in 2018. This decrease is primarily reflective of the incremental costs related to the amortization of acquired professional service agreements relating to acquisitions completed in 2018, offset by the increase in adjusted operating EBITDA1 in the quarter (calculated above as revenues less adjusted operating expenses).

Product operating income for the three months ended March 31, 2019 was $1,291,647, a decrease of $48,576 from the same period in 2018. The decrease is primarily driven by the decline in revenues in the quarter, offset by a slight decrease in adjusted operating expenses1.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended March 31, 2019 was $8,765,854, an increase of $534,516 from the three months ended March 31, 2018. The increase in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the contributions from acquisitions completed in 2018 and 2019, offset by revenue rate changes from the impact of moving from non-contracted to a contracted status for commercial payors. Adjusted operating EBITDA is also favourably impacted by the slight decrease in adjusted anesthesia operating expense per case.

Adjusted operating EBITDA attributable to non-controlling interest was $4,311,286 for the three months ended March 31, 2019. This comprises the non-controlling interests’ share of revenues of $7,958,814 and adjusted operating expenses of $3,647,527. Adjusted operating EBITDA attributable to non-controlling interest was $4,182,351 for the three months ended March 31, 2018.

Total adjusted operating EBITDA was $13,077,141 for the three months ended March 31, 2019, an increase of 5% from the same period in 2018.

[1]	See “Use of Non-GAAP Financial Measures” below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Net finance (income) / expense

As a result of the Company’s debt facilities and long-term finance obligations, the Company has recorded a net finance expense of $2,391,979 for the three months ended March 31, 2019, compared to finance expense of $612,471 for the three months ended March 31, 2018. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments. Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	Three months ended March 31,
	2019	2018
Finance income:
Net change in fair value of financial liabilities at fair value through earnings	$—	$(165,625)

Total finance income	$—	$(165,625)
Finance expense:
Interest and accretion expense on borrowings	$873,120	$668,024
Accretion expense on earn-out obligation and deferred consideration	53,268	44,981
Amortization of deferred financing fees	65,091	65,091
Net change in fair value of financial liabilities at fair value through earnings	1,400,500	—

Total finance expense	$2,391,979	$778,096

Net finance (income) expense	$2,391,979	$612,471

During the three months ended March 31, 2019, the Company recognized a fair value adjustment of $1,400,500 in respect of its earn-out obligation. The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit, and the discount rate utilized.

Cash interest paid in the three months ended March 31, 2019 was $884,080 compared to $668,023 cash interest paid in the comparable period of 2018. The increase in cash interest paid is reflective of the higher LIBOR rates in the first quarter of 2019 as well as average debt levels. As at March 31, 2019, the Company owed $64,325,000 under the amended Scotia Facility as compared to $70,250,000 million owed at December 31, 2018. The Company anticipates that, in future, cash interest will fluctuate as the Company draws or repays on its Facility and as LIBOR rates fluctuate.

Equity income

Equity income is derived from the Company’s 15% equity interest in Triad Sedation Associates LLC (“TSA”). TSA began operating in February 2019. TSA is the result of an agreement between CRH and Digestive Health Specialists (“DHS”), located in North Carolina, whereby CRH assists DHS in the development and management of a monitored anesthesia care program. Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business and receives compensation for its billing and collection services. Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than November 2019.

Income tax expense

For the three months ended March 31, 2019, the Company recorded an income tax expense of $167,259 compared to income tax expense of $669,357 for the three months ended March 31, 2018. Income tax expense relates only to income attributable to the Company’s shareholders and thus the decease is tax expense is reflective of the decrease in income attributable to shareholders.

Net and comprehensive income (loss)

For the three months ended March 31, 2019, the Company recorded net and comprehensive loss attributable to shareholders of the Company of $76,968 compared to net and comprehensive income attributable to shareholders of $1,410,998 for the three months ended March 31, 2018. The decrease quarter over quarter is largely a reflection of the increase in net finance expense experienced in 2019 of $1,779,508, offset by tax savings of $502,098. The increase in net finance expense was driven by the increase in EBITDA earn-out liability in the quarter. This net unfavourable change of approximately $1.3 million was the primary driver of the decrease.

Net and comprehensive income attributable to non-controlling interest was $1,467,758 for the three months ended March 31, 2019.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

ADJUSTED OPERATING EBITDA

	2019	2018
(USD in thousands)	Q1 ‘19	Q1 ‘18
Net and comprehensive income	1,391	3,157

Net finance (income) expense	2,392	612
Income tax expense (recovery)	167	669

Operating income	3,825	4,439

Amortization expense	8,641	7,196
Depreciation and related expense	27	23
Stock based compensation	564	738
Acquisition expenses[1]	20	18

Total adjusted operating EBITDA	13,077	12,414

Adjusted operating EBITDA attributable to:
Shareholders of the Company	8,766	8,232
Non-controlling interest	4,311	4,182

[1]	Acquisition expenses relating to incomplete acquisitions.

ADJUSTED OPERATING EBITDA MARGIN

	2019	2018
(USD in thousands)	Q1 ‘19	Q1 ‘18
Revenue	29,119	24,666
Operating income	3,825	4,439

Operating margin	13.1%	18.0%

Amortization expense	29.7%	29.2%
Depreciation and related expense	0.1%	0.1%
Stock based compensation	1.9%	3.0%
Acquisition expenses[1]	0.1%	0.1%

Total adjusted operating EBITDA margin	44.9%	50.3%

ADJUSTED OPERATING EXPENSES

	2019	2018
(USD in thousands)	Q1 ‘19	Q1 ‘18
Anesthesia services expense	22,559	17,743

Amortization expense	(8,641)	(7,196)
Depreciation and related expense	(3)	(1)
Stock based compensation	(117)	(112)
Acquisition expenses[1]	(20)	(18)

Anesthesia services – adjusted operating expense	13,779	10,416

Product sales expense	1,134	1,217

Amortization expense	—	(1)
Depreciation and related expense	(9)	(16)
Stock based compensation	(73)	(107)

Product sales – adjusted operating expense	1,053	1,093

Corporate expense	1,600	1,267

Amortization expense	—	—
Depreciation and related expense	(15)	(5)
Stock based compensation	(375)	(519)

Corporate – adjusted operating expenses	1,211	743

Total operating expense	25,294	20,226
Total adjusted operating expense	16,042	12,252

Liquidity and Capital Resources

At March 31, 2019, the Company had $5,570,249 in cash and cash equivalents compared to $9,946,945 at the end of 2018. The decrease in cash and equivalents is primarily a reflection of cash generated from operations, offset by repayment of debt and cash used to finance normal course issuer bid repurchases, acquisitions and timing of distributions to non-controlling interest during 2019.

Working capital was $12,342,946 at March 31, 2019 compared to working capital of $20,012,424 at December 31, 2018. The Company expects to meet its short-term obligations, including short-term obligations in respect of its notes payable, earn-out obligation and deferred consideration through cash earned through operating activities.

The average number of days receivables outstanding at March 31, 2019 was 58 days. At December 31, 2018, the average number of days receivables outstanding was 54 days. Though our Q1 2019 days outstanding has not seen improvement from 2018, we have had significant collections in April 2019 which we expect will decrease days outstanding; we expect this metric to decrease in the remainder of the year.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of March 31, 2019, the Company also has a revolving credit facility with the Bank of Nova Scotia for $100 million. The terms of the Company’s facility is described below.

The Bank of Nova Scotia (“Scotia Facility”)

As at March 31, 2019, the Company had drawn $64,325,000 on the amended facility (2018 – $70,250,000). The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin. At March 31, 2019, interest on the facility is calculated at LIBOR plus 2.50% on the revolving portion and term portion of the facility. The Facility is secured by the assets of the Company. As at March 31, 2019, the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at March 31, 2019.

Cash provided by operating activities for the three months ended March 31, 2019 was $12,375,716 compared to $11,282,588 in the same period in fiscal 2018. Cash provided by operating activities less distributions to non-controlling interest was $8,340,916 for the three months ended March 31, 2019 and $4,508,138 for the same period in 2018. The increase in cash provided by operating activities is reflective of the Company’s adjusted operating EBITDA1 performance in the period.

Contractual Obligations and Contingent Liabilities

The Company’s near-term cash requirements relate primarily to interest payments, quarterly principal payments in respect of the Scotia Facility, payments in respect of the Company’s earn-out obligation which is scheduled for the third quarter of 2019, annual payments in respect of the deferred consideration in relation to the Austin acquisition, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. Based on the current business plan, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

There were no significant changes in the Company’s contractual commitments compared with those set forth in the Company’s Annual Report Form 10-K for the year ended December 31, 2018, except as noted below:

-	The Company’s earn-out liability, which is anticipated to be paid in the third quarter of 2019, was adjusted upward to $4,354,741 from $2,920,583; and

[1]	See “Use of Non-GAAP Financial Measures” below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

-	Upon adoption of the new US GAAP leasing standards, the Company’s contractual commitments in respect of operating leases are recorded on the balance sheet, effective January 1, 2019.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Outstanding Share Data

As at March 31, 2019, there were 71,586,188 common shares issued and outstanding for a total of $55,013,528 in share capital.

As at March 31, 2019, there were 1,344,687 options outstanding at a weighted-average exercise price of $0.51 per share, of which 1,344,687 were exercisable into common shares at a weighted-average exercise price of $0.51 per share. As at March 31, 2019, there were 2,522,750 share units (“SUs”) issued and outstanding.

As at April 30, 2019, there were 71,382,358 common shares issued and outstanding, excluding shares held as treasury, for a total of $54,880,640 in share capital.

As at April 30, 2019, there were 1,844,687 options outstanding at a weighted-average exercise price of $1.10 per share, of which 1,344,687 were exercisable into common shares at a weighted-average exercise price of $0.51 per share. As at April 30, 2019, there were 2,882,750 share units (“SUs”) issued and outstanding.

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

We continue the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions. As of the date of this Quarterly Report on Form 10-Q, we have elected to rely on exemptions for (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) of the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the design and operating effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

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

Our professional service agreements with our partner ASCs currently range in duration from one year to 15 years and can be renewed if agreed upon by both parties. The majority of these agreements also contain auto-renewal features. To date, with the exception of a contract in Sarasota, Florida, which was terminated as a result of an ASC closing and NC GAA, PC (“NC GAA”) contracts that the Company chose not to renew, all other professional service agreements have been renewed as required. Our contract with ASCs affiliated with Gastroenterology Anesthesia Associates, LLC (“GAA”), currently our largest customer contributing 20% of our total revenue in 2018 and 27% of our total revenue in 2017, requires renewal by November 2021.

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

The Company became profitable in the first quarter of 2011, which was consistent with the Company’s new business development strategy introduced in the fourth quarter of 2010 to focus exclusively on selling its CRH O’Regan System directly to physicians. With the acquisition of GAA in the fourth quarter of 2014, the Company altered its business strategy further to provide anesthesia services in addition to its existing medical product.

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

The Company’s common shares trade on the Toronto Stock Exchange (“TSX”) and on the NYSE American. Public markets, from time to time, experience significant price and volume fluctuations unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the common shares of the Company. In addition, the market price of the common shares is likely to be highly volatile including for reasons related to the Company and those beyond the control of the Company. Moreover, it is likely that during future quarterly periods, the Company’s results and operations may fluctuate significantly or may fail to meet the expectations of stock market analysts, third party commentators (such as those issuing media or short reports) and investors and, in such event, the market price of the common shares could be materially adversely affected. In the past, securities class action litigation or shareholder activism has often been initiated following periods of volatility in the market price of a company’s securities. Such litigation or shareholder activism, if brought against the Company, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Patient Protection and Affordable Care Act (“PPACA”) and potential changes to it may have a significant effect on our business.

The PPACA contains a number of provisions that have affected us and may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Moreover, we could be affected by potential changes to various aspects of the PPACA, including subsidies, healthcare insurance marketplaces and Medicaid expansion.

The PPACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the PPACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, Centers for Medicare and Medicaid Services (“CMS”) has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed part of the PPACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In December 2018, a federal judge in Texas declared that key portions of the PPACA were inconsistent with the United States Constitution and pacifically that the PPACA cannot stand on its own since Congress repealed the individual mandate. Several states are now engaged in appealing this decision. It is possible that as a result of these actions, enrollment in healthcare exchanges declined during 2018.

If the PPACA is repealed or further substantially modified, or if implementation of certain aspects of the PPACA are diluted or delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the PPACA, including the repeal of the individual mandate, on us at this time.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.

MACRA contains numerous measures that could affect us, including, requirements that providers participate in quality measurement programs that differentiate payments to providers under Medicare based on quality and cost of care, rather than the quantity of procedures performed. MACRA requires providers to choose to participate in one of two payment formulas, Merit-Based Incentive Payments System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible providers to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, providers can choose to participate in an Advanced APM, and providers who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated providers will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), among other things, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the federal physician self-referral law (the “Stark Law”), which prohibits, subject to certain exceptions, physicians from making referrals of certain federal health care beneficiaries for a “designated health service” to an entity if the physician or an immediate family member has a financial relationship with the entity. Some of the services our affiliated physicians and professional groups provide include designated health services; and

•

foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Due to regulations prohibiting the corporate practice of medicine, the shares of Gastroenterology Anesthesia Associates LLC (“GAA”), CRH GAA PLLC (“CRH GAA”), CRH GAA of Washington PLLC (“CRH GAAW”) and NC GAA PC (“NC GAA”) are owned by an individual medical practitioner. The operations and corporate structures of GAA, CRH GAA, CRH GAAW and NC GAA are governed by certain agreements, including a loan by CRH Medical Corporation to the individual medical practitioner. These agreements, including the affirmative and negative covenants therein in favour of CRH, effectively provide CRH control of GAA, CRH GAA, CRH GAAW and NC GAA. If certain regulations or regulatory interpretations change, particularly in relation to the medical practice and physician ownership, we will be obligated to adapt or re-negotiate our operating agreements to comply with such regulations. The cost of adapting or re-negotiating these agreements could be substantial. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet any future obligations to adapt or re-negotiate our operating agreements, if they arise.

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

A majority of our anesthesia services revenue in 2018 and in the first quarter of 2019 was generated by our operations in 10 states. In particular, Georgia, North Carolina, Massachusetts, Colorado and Texas accounted for approximately 74% of our anesthesia revenue in 2018. Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced reimbursements and government investigations, economic conditions, extreme weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our securities.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including those of the Canadian Securities Administrators, the SEC, the TSX and the NYSE American are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make sales of equity securities during our fiscal quarter ended March 31, 2019 that were not registered under the Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

3.2	Articles of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-206945), originally filed with the SEC on September 14, 2015).

4.1	Specimen Common Share certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-206945), originally filed with the SEC on September 14, 2015).

10.1	Employment Agreement between the Registrant and Tushar Ramani, dated April 8, 2019.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRH MEDICAL CORPORATION

By:	/s/ Tushar Ramani, MD
	Name:	Tushar Ramani, MD
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
	Date:	May 1, 2019

By:	/s/ Richard Bear
	Name:	Richard Bear
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 1, 2019