Form 10-Q
period 2019-06-30
CRH Medical Corp
filed 2019-07-31
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-37542

CRH MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

Suite 578 – 999 Canada Place, World Trade Center

Vancouver, BC V6C 3E1

(Address of principal executive offices, including zip code)

(604) 633-1440

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	CRHM	NYSE American

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

The number of outstanding common shares of the registrant, no par value per share, as of July 30, 2019 was 71,875,458.

CRH MEDICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2019

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

CRH Medical Corporation

Index to Condensed Consolidated Interim Financial Statements (unaudited)

As of and for the three and six months ended June 30, 2019 and 2018

CRH MEDICAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Expressed in United States dollars)

	Notes	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents		$2,562,421	$9,946,945
Trade and other receivables, net	5	19,388,104	19,467,803
Income tax receivable		2,385,328	2,243,319
Prepaid expenses and deposits		456,602	822,119
Inventories, finished goods		511,071	402,544
		25,303,526	32,882,730
Non-current assets:
Property and equipment, net		290,055	303,291
Right of use asset	7	348,508	—
Intangible assets, net	8	170,632,151	179,384,263
Deferred asset acquisition costs		38,877	116,025
Equity accounted investment	9	339,306	—
Deferred tax assets		8,274,773	6,301,687
		179,923,670	186,105,266
Total assets		$205,227,196	$218,987,996
Liabilities
Current liabilities:
Trade and other payables	6	$5,938,884	$5,763,222
Employee benefits		925,948	827,436
Income tax payable		5,362	—
Current obligation related to right of use assets	7	232,905	—
Notes payable and bank indebtedness	10	2,241,289	2,239,637
Deferred consideration		1,162,803	1,043,645
Earn-out obligation	13	791,289	2,920,583
Short-term advances		—	26,783
Member loan		45,000	49,000
		11,343,480	12,870,306
Non-current liabilities:
Deferred consideration		—	1,183,092
Long-term obligation related to right of use assets	7	79,669	—
Notes payable and bank indebtedness	10	64,500,000	67,621,470
Deferred tax liabilities		21,962	21,951
		64,601,631	68,826,513
Equity
Common stock, no par value; 72,033,858 and 72,055,688 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	55,742,464	55,372,884
Additional paid-in capital		7,493,017	9,329,335
Accumulated other comprehensive income (loss)		(66,772)	(66,772)
Retained earnings		12,344,476	12,916,565
Total equity attributable to shareholders of the Company		75,513,185	77,552,012
Non-controlling interest		53,768,900	59,739,165
Total equity		129,282,085	137,291,177
Total liabilities and equity		$205,227,196	$218,987,996

See accompanying notes to condensed consolidated financial statements.

Commitments and contingencies (note 14)

Subsequent event (note 17)

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

(Expressed in United States dollars, except share and per share data)

		Three months ended June 30,		Six months ended June 30,
	Notes	2019	2018	2019	2018
Revenue:
Anesthesia services	16	$28,026,310	$24,676,618	$54,719,276	$46,785,243
Product sales	16	2,455,849	2,653,900	4,881,973	5,210,776
		30,482,159	27,330,518	59,601,249	51,996,019
Expenses:
Anesthesia services expense		23,471,489	19,956,971	46,030,842	37,699,477
Product sales expense		1,217,414	1,358,889	2,351,891	2,575,542
Corporate expense		1,206,127	1,586,318	2,806,536	2,853,401
		25,895,030	22,902,178	51,189,269	43,128,420
Operating income		4,587,129	4,428,340	8,411,980	8,867,599
Finance income	12	—	(271,225)	—	(436,850)
Finance expense	12	2,178,954	880,702	4,570,933	1,658,797

Equity income	9	(214,127)	—	(339,306)	—
Income before tax		2,622,302	3,818,863	4,180,353	7,645,652
Income tax expense		3,627	593,045	170,886	1,262,402
Net and comprehensive income		$2,618,675	$3,225,818	$4,009,467	$6,383,250
Attributable to:
Shareholders of the Company		$1,646,683	$1,290,949	$1,569,716	$2,701,946
Non-controlling interest		971,992	1,934,869	2,439,751	3,681,304
		$2,618,675	$3,225,818	$4,009,467	$6,383,250
Earnings per share attributable to shareholders
Basic	11(f)	$0.023	$0.018	$0.022	$0.037
Diluted	11(f)	$0.022	$0.017	$0.021	$0.036
Weighted average shares outstanding:
Basic	11(f)	72,681,320	72,650,504	72,252,344	72,765,182
Diluted	11(f)	73,770,148	74,119,117	73,534,451	74,157,241

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and six months ended June 30, 2019 and 2018

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2018	73,018,588	$54,614,601	$8,219,760	$(66,772)	$11,078,608	$57,451,848	$131,298,045
Total net and comprehensive income for the period	—	—	—	—	1,410,998	1,746,433	3,157,431
Stock-based compensation	—	—	737,621	—	—	—	737,621
Common shares issued on vesting of share units	60,000	176,317	(176,317)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(98,900)	(72,458)	—	—	(180,107)	—	(252,565)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (107,900 treasury shares) (note 11(e))	—	(79,052)	—	—	(196,496)	—	(275,548)
Cancellation of treasury shares	(72,400)	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(6,774,450)	(6,774,450)
Balances as at March 31, 2018	72,907,288	$54,639,408	$8,781,064	$(66,772)	$12,113,003	$52,423,831	$127,890,534
Total net and comprehensive income for the period	—	—	—	—	1,290,949	1,934,869	$3,225,818
Stock-based compensation	—	—	718,812	—	—	—	718,812
Common shares issued on vesting of share units	64,000	368,112	(368,112)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(189,800)	(139,009)	—	—	(372,196)	—	(511,205)
Cancellation of treasury shares	(107,900)	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(3,694,810)	(3,694,810)
Acquisition of non-controlling interest	—	—	—	—	—	6,229,435	6,229,435
Balances as at June 30, 2018	72,673,588	$54,868,511	$9,131,764	$(66,772)	$13,031,756	$56,893,325	$133,858,584
Balance as at January 1, 2019	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177
Total net and comprehensive income (loss) for the period	—	—	—	—	(76,968)	1,467,758	1,390,790
Stock-based compensation	—	—	564,251	—	—	—	564,251
Common shares issued on vesting of share units	2,500	8,235	(8,235)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(461,600)	(347,300)	—	—	(1,063,523)	—	(1,410,823)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (27,000 treasury shares) (note 11(e))	—	(20,291)	—	—	(62,205)	—	(82,496)
Cancellation of treasury shares	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(4,034,800)	(4,034,800)
Balance as at March 31, 2019	71,586,188	$55,013,528	$9,885,351	$(66,772)	$11,713,869	$57,172,123	$133,718,099
Total net and comprehensive income (loss) for the period	—	—	—	—	1,646,683	971,992	2,618,675
Stock-based compensation	—	—	(990,382)	—	—	—	(990,382)
Common shares issued on exercise of stock options	825,000	721,415	(301,803)				419,612
Common shares issued on vesting of share units	111,500	371,870	(371,870)	—	—	—	—
Cancellation of treasury shares (held as treasury as of March 31, 2019)	(27,000)						—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(461,830)	(347,065)	—	—	(967,868)	—	(1,314,933)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (23,000 treasury shares) (note 11(e))	—	(17,284)	—	—	(48,208)	—	(65,492)
Distributions to members	—	—	—	—	—	(4,153,860)	(4,153,860)
Purchase of equity interest from non-controlling interest (note 4)	—	—	(728,279)	—	—	(1,687,070)	(2,415,349)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	1,465,715	1,465,715
Balance as at June 30, 2019	72,033,858	$55,742,464	$7,493,017	$(66,772)	$12,344,476	$53,768,900	$129,282,085

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Notes	2019	2018	2019	2018
Operating activities:
Net income		$2,618,675	$3,225,818	$4,009,467	$6,383,250
Adjustments for:
Depreciation of property, equipment and intangibles		8,750,390	7,719,943	17,418,374	14,939,220
Stock-based compensation		(990,382)	718,812	(426,131)	1,456,433
Unrealized foreign exchange		2,887	(1,910)	776	5,323
Deferred income tax recovery		(781,216)	(848,532)	(1,973,316)	(1,566,514)
Change in fair value of contingent consideration		1,188,933	(271,225)	2,589,433	(436,850)
Accretion on contingent consideration and deferred consideration		59,893	42,881	113,161	87,862
Amortization of deferred financing fees		65,091	65,091	130,182	130,181
Equity income		(214,127)	—	(339,306)	—
Change in current tax receivable		(1,139,932)	(2,266,933)	(136,648)	(1,592,106)
Change in trade and other receivables		(450,203)	(2,139,492)	79,700	(623,613)
Change in prepaid expenses		213,245	417,723	327,380	262,335
Change in inventories		119,202	94,221	(108,528)	29,416
Change in trade and other payables		81,357	(141,823)	175,662	(1,242,916)
Change in employee benefits		59,186	39,121	98,512	104,265
Net cash provided by operating activities		9,582,999	6,653,695	21,958,718	17,936,286
Financing activities
Proceeds (repayment) of member loans		45,000	186,200	(4,000)	(248,800)
Equity investment loan		30,000	—	—	—
Repayment on short-term advances		(99,317)	—	(26,783)	—
Payment of deferred consideration		(1,100,000)	(1,000,000)	(1,100,000)	(1,000,000)
Payment of contingent consideration	13	(4,795,822)	—	(4,795,822)	—
Repayment of notes payable and bank indebtedness		(1,625,000)	—	(7,550,000)	(11,000,000)
Proceeds on bank indebtedness		4,300,000	4,500,000	4,300,000	13,800,000
Proceeds from exercise of stock options		419,612	—	419,612	—
Distributions to non-controlling interest		(4,153,860)	(3,694,810)	(8,188,660)	(10,469,260)
Repurchase of shares for cancellation	11(e)	(1,380,426)	(511,205)	(2,873,745)	(1,039,318)
Net cash used in financing activities		(8,359,813)	(519,815)	(19,819,398)	(9,957,378)
Investing activities
Acquisition of property and equipment		(10,429)	(926)	(40,847)	(6,407)
Deferred asset acquisition costs		(14,684)	—	(38,877)	—
Acquisition of equity interest from non-controlling interest	4	(2,415,351)	—	(2,415,351)	—
Acquisition of anesthesia services providers	4	(1,791,431)	(6,483,698)	(7,030,434)	(15,978,882)
Net cash used in investing activities		(4,231,895)	(6,484,624)	(9,525,509)	(15,985,289)
Effects of foreign exchange on cash and cash equivalents		881	(11,970)	1,665	(10,886)
Decrease in cash and cash equivalents		(3,007,828)	(362,714)	(7,384,524)	(8,017,267)
Cash and cash equivalents, beginning of period		5,570,249	4,832,331	9,946,945	12,486,884
Cash and cash equivalents, end of period		$2,562,421	$4,469,617	$2,562,421	$4,469,617
Supplemental disclosures:
Cash interest paid		$(875,324)	$(772,730)	$(1,759,404)	$(1,440,753)
Taxes paid		$(1,924,775)	$(3,708,510)	$(2,280,614)	$(4,421,022)
Operating lease payments		$(95,450)	$(71,349)	$(187,670)	$(145,734)
Non-cash acquisition financing		$—	$—	$(116,025)	$—

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

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements cash flows as at June 30, 2019 and for all periods presented, have been recorded. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the Company's full year results.

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

2.	Summary of significant accounting policies (continued):

Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take.  Actual results could differ from those estimates.

(d)	Equity method investment:

The Company accounts for its investment in associated companies in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures ("ASC 323"). Results of equity investments are presented on a one-line basis. Investments in, and advances to, equity investments are presented on a one-line basis in the Company's consolidated balance sheets, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets. The Company's proportionate share of any equity investment net income or loss is presented on a one-line basis in the Company's consolidated statement of operations. Transactions between the Company and any associated companies are eliminated on a basis proportional to the Company's ownership interest.

3.	Recent accounting pronouncements:
(a)	Initial adoption of new accounting standards:

In February 2016, FASB issued ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, establishing principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to recognize most leases on the balance sheet and certain limited changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard using the modified retrospective method effective January 1, 2019 with nearly all operating classified leases classified as operating leases under this new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date. The lease obligation is measured at amortized cost using the effective interest method. The Company has applied the exemption to treat short-term leases as executory contracts and has applied the package of practical expedients which allowed the Company to carry forward historical lease classification. Upon adoption, the Company recognized $332,512 as a right of use asset with a $295,188 corresponding obligation on its balance sheet at January 1, 2019.   Refer to note 7.

(b)	Recent accounting pronouncements not yet adopted:

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”, which requires companies to measure credit losses on financial instruments measured at amortized cost applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss” methodology for recognizing credit losses. This standard is effective for fiscal years beginning after December 15, 2019. The Company is in the process of evaluating the impact of this standard on its balance sheet, results of operations and cash flows.

4.	Asset acquisitions:

During the six months ended June 30, 2019, the Company completed two asset acquisitions. The asset acquisitions have been included in the anesthesia segment of the Company and represent the following:

Acquired Operation	Date Acquired	Consideration
Anesthesia Care Associates LLC (“ACA”)	January 2019	$5,355,028
South Metro Anesthesia Associates LLC (“SMAA”)	May 2019	$1,791,431

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the respective date of acquisition as the Company has obtained control over the entities.

4.	Asset acquisitions (continued):

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition dates.

	ACA	SMAA	Total
Cash	$5,239,003	$1,752,465	$6,991,468
Acquisition costs	116,025	38,966	154,991
Purchase consideration	$5,355,028	$1,791,431	$7,146,459
Non-controlling interest	—	1,465,716	1,465,716
	$5,355,028	$3,257,147	8,612,175
Assets and liabilities acquired:
Exclusive professional services agreements	$5,355,028	$3,257,147	$8,612,175
Pre-close accounts receivable	50,000	—	50,000
Pre-close accounts payable	(50,000)	—	(50,000)
Fair value of net identifiable assets and liabilities acquired	$5,355,028	$3,257,147	$8,612,175
Exclusive professional services agreements – amortization term	6 years	5 years
CRH ownership interest acquired	100%	55%

The value of the acquired intangible assets, being exclusive professional services agreements, relates to the acquisition of exclusive professional services agreements to provide professional anesthesia services. The amortization terms for the agreements are based upon contractual terms within the acquisition agreements and professional services agreements.

In addition to the above asset acquisition, on April 3, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Arapahoe Gastroenterology Anesthesia Associates LLC (“Arapahoe”); prior to the purchase the Company held a 51% interest in the Arapahoe entity.  The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $2,300,000 plus 49% of Arapahoe’s working capital as at March 31, 2019.  Additionally, the Company incurred deferred acquisition costs of $26,086.

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

	SSA	WOSA	LWA	LESA	TVAA	Total
Cash	$9,404,148	$6,409,000	$5,000,000	$4,180,000	$2,200,000	$27,193,148
Acquisition costs	91,036	74,698	41,939	53,115	55,875	316,663
Purchase consideration	$9,495,184	$6,483,698	$5,041,939	$4,233,115	$2,255,875	$27,509,811
Non-controlling interest	$—	$6,229,435	$4,844,217	$—	$2,167,409	$13,241,061
	$9,495,184	$12,713,133	$9,886,156	$4,233,115	$4,423,284	$40,750,872
Assets and liabilities acquired:
Exclusive professional services agreements	$9,391,036	$12,713,133	$9,886,156	$4,233,115	$4,423,284	$40,646,723
Prepaid expenses and deposits	104,148	—	—	—		104,149
Pre-close accounts receivable	—	—	652,506	—		652,506
Pre-close accounts payable	—	—	(652,506)	—		(652,506)
Fair value of net identifiable assets and liabilities acquired	$9,495,184	$12,713,133	$9,886,156	$4,233,115	$4,423,284	$40,750,872
Exclusive professional services agreements – amortization term	7 years	10 years	7 years	10 years	7 years
CRH ownership interest	100%	51%	51%	100%	51%

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

5.	Trade and other receivables:

	June 30, 2019	December 31, 2018
Trade receivables, gross	$19,332,444	$19,373,260
Other receivables	97,140	141,141
Less: allowance for doubtful accounts	(41,480)	(46,598)
	$19,388,104	$19,467,803
Anesthesia segment – trade receivables, gross	18,309,624	18,199,847
Product segment – trade receivables, gross	1,022,820	1,173,413
	$19,332,444	$19,373,260

6.	Trade and other payables:

	June 30, 2019	December 31, 2018
Trade payables	$1,229,652	$1,316,821
Accruals and other payables	4,709,232	4,446,401
	$5,938,884	$5,763,222

7.	Right of use assets and related obligations:

On adoption of ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, the Company recognized $332,512 and $295,188 as right of use assets and obligations, respectively at January 1, 2019.  These amounts relate to two operating leases for premises existing as at January 1, 2019, with a further premises operating lease added in March 2019.  The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the three and six months ended June 30, 2019, the Company incurred total operating lease expenses of $90,046 and $187,670, respectively, For the three months ended June 30, 2019, this included lease expenses associated with fixed lease payments of $69,377 and variable lease payments of $20,669.  For the six months ended June 30, 2019, this included lease expenses associated with fixed lease payments of $146,690 and variable lease payments of $40,980.

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Anesthesia services expense	$27,948	$17,259	$62,734	$32,911
Product sales expense	31,049	27,045	62,468	56,412
Corporate expense	31,049	27,045	62,468	56,412
	$90,046	$71,349	$187,670	$145,735

The weighted average lease term of the Company’s three premises leases is 1.51 years.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on the Company’s Credit Facility, which is disclosed in note 10.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
Remainder of 2019	$138,852
2020	129,119
2021	55,498
$323,469
Accretion related to outstanding lease obligations	(10,895)
Total	$312,574
Current obligation relating to right of use assets	$232,905
Long-term obligation relating to right of use assets	$79,669
Total	$312,574

8.	Intangible assets:

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

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

	Professional Services Agreements	Patents	Total
Cost
Balance as at December 31, 2018	$256,491,260	$532,598	$257,023,858
Additions through asset acquisitions (note 4)	8,612,175	—	8,612,175
Balance as at June 30, 2019	$265,103,435	$532,598	$265,636,033

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at December 31, 2018	$77,139,732	$499,863	$77,639,595
Amortization expense	17,363,346	941	17,364,287
Balance as at June 30, 2019	$94,503,078	$500,804	$95,003,882

	Professional Services Agreements	Patents	Total
Net book value
June 30, 2019	$170,600,357	$31,794	$170,632,151
December 31, 2018	$179,351,528	$32,735	$179,384,263

The Company identified indicators of impairment in respect of one professional services agreement as at June 30, 2019. Upon performing undiscounted cash flow models for the asset to assess its recoverability, the Company did not identify any impairment.

As at December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements.  Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets to the carrying amounts as at December 31, 2018.  The income approach was used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, discount rates and operating cost growth rates. Due to uncertainties in the estimates that are inherent to the Company's industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

8.	Intangible assets (continued):

As a result of this test, no write-downs to the intangible assets were required.

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 3.79 years.  The weighted average remaining amortization period for the Company’s professional services agreements is 5.72 years.

Based on the Company’s professional services agreements in place at June 30, 2019, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at June 30, 2019:
Remainder of 2019	$17,608,825
2020	35,136,899
2021	29,830,522
2022	23,109,223
2023	18,962,870
The first six months of 2024	9,400,007
$134,048,346

9.	Equity investment:

In October 2018, the Company entered into an agreement with Digestive Health Specialists (“DHS”), located in North Carolina, to assist DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Triad Sedation Associates LLC, and receives compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than November 2019.  The Company assessed and concluded that, as TSA is an LLC, equity method accounting is required under ASC 970-323. To fund working capital needs, each equity owner of TSA has provided a working capital loan, repayable within 12 months.  All working capital loans have been repaid as at June 30, 2019.

The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant and as at June 30, 2019.

The following table provides a summary of the Company’s investment in TSA as at June 30, 2019:

Six months ended June 30, 2019
Beginning balance	$—
Share of net income	339,306
Ending balance	$339,306

9.	Equity investment (continued):

The following table summarizes unaudited financial information for our equity method investee.

Balance sheet:	June 30, 2019
Current assets	$2,307,075
Non-current assets	—
Total assets	$2,307,075
Current liabilities	$276,039
Non-current liabilities	—
Shareholders’ equity	2,031,036
Total liabilities and shareholders’ equity	$2,307,075

Results of operations	Six months ended June 30, 2019
Anesthesia revenue	$2,887,515
Anesthesia services expense	856,479
Net income	$2,031,036

10.	Notes payable:

	June 30, 2019	December 31, 2018
Current portion	$2,241,289	$2,239,637
Non-current portion	64,500,000	67,621,470
Total loans and borrowings	$66,741,289	$69,861,107

The Bank of Nova Scotia (“Scotia Facility”)

As at June 30, 2019, the Company had drawn $67,000,000 on the amended facility (2018 - $70,250,000).  The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin.  At June 30, 2019, interest on the facility is calculated at LIBOR plus 2.25% on both the revolving and term portions of the facility.  The Facility is secured by the assets of the Company.  As at June 30, 2019, the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at June 30, 2019.  The Company’s facility previously matured on June 26, 2020, but, subsequent to June 30, 2019, has been extended to August 15, 2020.

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At June 30, 2019
Remainder of 2019	$1,250,000
2020	65,750,000
$67,000,000

11.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 11(e)), there were no share transactions in the three and six months ended June 30, 2019 and 2018.

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

A summary of the status of the plan as of June 30, 2019 is as follows:

	Time based share units	Performance based share units
Outstanding, December 31, 2018	1,045,250	1,500,000
Issued	1,130,000	—
Exercised	(114,000)	—
Forfeited	(115,000)	(550,000)
Expired	—	—
Outstanding, June 30, 2019	1,946,250	950,000
Vested	—	—
Expected to vest	1,946,250	550,000

During the three and six months ended June 30, 2019, 114,000 time-based share units vested.  Additionally, the Company granted 1,130,000 time-based share units.  The weighted average fair value per unit for the time-based units was $2.70 per unit.  The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the three and six months ended June 30, 2018, 124,000 time-based share units vested. The Company also issued 171,500 time-based share units and 150,000 performance-based share units.  The weighted average fair value per unit for the time-based units was $3.10 per unit and the weighted average fair value for the performance-based share units granted in the period was $2.78 per unit.  The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the three and six months ended June 30, 2019, the Company recognized a recovery of $1,064,021 (2018 – expense of $718,812) and $499,770 (2018 - $1,456,433), respectively, in compensation expense in relation to share units.

(d)	Stock-option plan:

During the three and six months ended June 30, 2019, 825,000 stock options were exercised.  Additionally, the Company granted 500,000 options in the three and six months ended June 30, 2019.  The stock options vest evenly over 4 years.  At the time of grant, the fair value of the options was $1.43 per option.  The fair value per unit was derived using the Black-Scholes method of valuation with the key inputs in the model being a risk free rate of 1.61% and volatility of 63.05%.

During the three and six months ended June 30, 2019, the Company recognized $73,639 (2018 - $nil) and $73,639 (2018 - $nil), respectively, in compensation expense in relation to options.

11.	Share capital (continued):
(e)	Normal Course Issuer Bid:

During the three months ended June 30, 2019, the Company repurchased 484,830 (2018 – 189,900) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $1,384,049 (CAD$1,851,740) (2018 - $512,694 (CAD$653,640)).

In the six months ended June 30, 2019, the Company repurchased 973,430 (2018 – 396,600) of its shares for a total cost, including transaction fees, of $2,880,637 (CAD$3,840,599) (2018 - $1,042,517 (CAD$1,326,537)).  As at June 30, 2019, 950,430 of these shares had been cancelled with the remaining 23,000 shares cancelled on July 5, 2019.

(f)	Earnings (loss) per share:

The calculation of basic earnings per share for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the three months ended June 30,
	2019			2018
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$1,646,683	72,681,320	$0.023	$1,290,949	72,650,504	$0.018
Share options		686,689			1,121,116
Share units		402,139			347,497
Diluted	$1,646,683	73,770,148	$0.022	$1,290,949	74,119,117	$0.017

	For the six months ended June 30,
	2019			2018
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$1,569,716	72,252,344	$0.022	$2,701,946	72,765,182	$0.037
Share options		903,343			1,102,416
Share units		378,764			289,643
Diluted	$1,569,716	73,534,451	$0.021	$2,701,946	74,157,241	$0.036

For the three months ended June 30, 2019, 611,844 options (2018 – 223,571) and 2,111,287 share units (2018 – 2,219,843) were excluded from the diluted weighted average number of common shares calculation.

For the six months ended June 30, 2019, 418,268 options (2018 – 242,272) and 1,937,574 share units (2018 – 2,171,322) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.

12.	Net finance expense

Recognized in earnings in the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Finance income:
Net change in fair value of financial liabilities at fair value through earnings	$—	$(271,225)	—	(436,850)
Total finance income	$—	$(271,225)	—	(436,850)
Finance expense:
Interest and accretion expense on borrowings	$835,037	$772,730	1,708,157	1,440,754
Accretion expense on earn-out obligation and deferred consideration	59,893	42,881	113,161	87,862
Amortization of deferred financing fees	65,091	65,091	130,182	130,181
Net change in fair value of financial liabilities at fair value through earnings (note 13)	1,188,933	—	2,589,433	—
Other	30,000	—	30,000	—
Total finance expense	$2,178,954	$880,702	4,570,933	1,658,797
Net finance expense	$2,178,954	$609,477	4,570,933	1,221,947

13.	Financial instruments:

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

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	June 30, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$791,289	$—	$—	$791,289
Total	$791,289	$—	$—	$791,289

Liabilities	December 31, 2018	Level 1	Level 2	Level 3
Earn-out obligation	$2,920,583	$—	$—	$2,920,583
Total	$2,920,583	$—	$—	$2,920,583

13.	Financial instruments (continued):

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the business combination, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset.  In the three and six months ended June 30, 2019, the Company paid $4,795,822 as partial payment of the amount owing under its earn-out obligation; the Company expects to pay the remaining obligation of $791,289 within one year.  The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement and the use of a discount rate appropriate to the Company.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the six months ended June 30, 2019, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in an increase of $2,589,433 for the six months ended June 30, 2019 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

During the three months ended June 30, 2019, the Company recorded accretion expense of $43,437 (2018 - $17,430), in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk. During the six months ended June 30, 2019, the Company recorded accretion expense of $77,095 (2018 - $34,040).

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2019	$2,920,583
Payment	(4,795,822)
Recorded in finance expense:
Accretion expense	77,095
Fair value adjustment	2,589,433
Balance as at June 30, 2019	$791,289

14.	Commitments and contingencies:

The Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters.  These obligations include, but are not limited to, contracts entered into with physicians where the Company agrees, under certain circumstances, to indemnify a third party against losses arising from matters including but not limited to medical malpractice and product liability.  The impact of any such future claims, if made, on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to final outcome of these potential claims.

15.	Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.  Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the three and six months ended June 30, 2019, the Company made product sales totaling $7,000 and $14,000, respectively (2018 - $8,400 and $15,400, respectively) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  There were no amounts owing by or to this related party as of June 30, 2019 (2018 - $8,239).

16.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services.  The revenues relating to geographic segments based on customer location, in United States dollars, for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Canada and other	$74,196	$40,216	$124,257	$111,187
United States	30,407,963	27,290,302	59,476,992	51,884,832
Total	$30,482,159	$27,330,518	$59,601,249	$51,996,019

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Commercial Insurers	$23,043,592	$20,989,948	$45,370,266	$40,114,949
Federal Insurers	4,796,333	3,500,601	9,025,942	6,218,019
Physicians	2,455,850	2,653,900	4,881,973	5,210,776
Other	186,384	186,069	323,068	452,275
Total	$30,482,159	$27,330,518	$59,601,249	$51,996,019

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at June 30, 2019 and December 31, 2018:

	2019	2018
Property and equipment:
Canada	$255,466	$276,621
United States	$34,589	26,670
Total	$290,055	$303,291
Intangible assets:
Canada	$31,793	$32,735
United States	$170,600,358	179,351,528
Total	$170,632,151	$179,384,263
Total assets:
Canada	$3,105,855	$9,293,796
United States	$202,121,341	209,694,200
Total	$205,227,196	$218,987,996

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the three and six months ended June 30, 2019 and 2018.  The Company does not allocate expenses related to corporate activities.  These expenses are presented within “Other” to allow for reconciliation to reported measures.

	Three months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$28,026,310	$2,455,849	$—	$30,482,159
Operating costs	23,471,489	1,217,414	1,206,127	25,895,030
Operating income (loss)	$4,554,821	$1,238,435	$(1,206,127)	$4,587,129

16.	Segmented information (continued):

	Three months ended June 30, 2018
	Anesthesia services	Product sales	Other	Total
Revenue	$24,676,618	$2,653,900	$—	$27,330,518
Operating costs	19,956,971	1,358,889	1,586,318	22,902,178
Operating income (loss)	$4,719,647	$1,295,011	$(1,586,318)	$4,428,340

	Six months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$54,719,276	$4,881,973	$—	$59,601,249
Operating costs	46,030,842	2,351,891	2,806,536	51,189,269
Operating income (loss)	$8,688,434	$2,530,082	$(2,806,536)	$8,411,980

	Six months ended June 30, 2018
	Anesthesia services	Product sales	Other	Total
Revenue	$46,785,243	$5,210,776	$—	$51,996,019
Operating costs	37,699,477	2,575,542	2,853,401	43,128,420
Operating income (loss)	$9,085,766	$2,635,234	$(2,853,401)	$8,867,599

Additionally, the company incurs the following in each of its operating segments:

	Three months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance income	$—	$—	$—	$—
Finance expense	$1,248,826	$—	$930,128	$2,178,954
Depreciation and amortization expense	$8,725,303	$5,382	$19,705	$8,750,390

	Three months ended June 30, 2018
	Anesthesia services	Product sales	Other	Total
Finance income	$(271,225)	$—	$—	$(271,225)
Finance expense	$42,881	$—	$837,821	$880,702
Depreciation and amortization expense	$7,696,679	$17,016	$6,248	$7,719,943

	Six months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance income	$—	$—	$—	$—
Finance expense	$2,702,594	$—	$1,868,339	$4,570,933
Depreciation and amortization expense	$17,369,011	$14,553	$34,810	$17,418,374

	Six months ended June 30, 2018
	Anesthesia services	Product sales	Other	Total
Finance income	$(436,850)	$—	$—	$(436,850)
Finance expense	$87,862	$—	$1,570,935	$1,658,797
Depreciation and amortization expense	$14,893,875	$34,033	$11,312	$14,939,220

17.	Subsequent event:

On July 22, 2019, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Crystal River Anesthesia Associates, LLC (“CRAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $2,130,000 plus deferred acquisition costs of $23,419.  The provisional cost allocation of the exclusive professional services agreement which was acquired as part of this acquisition is $4,222,390.

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

Overview

CRH is a North American company focused on providing gastroenterologists (“GIs”) with innovative services and products for the treatment of gastrointestinal (“GI”) diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, Gastroenterology Anesthesia Associates LLC (“GAA”), which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with twenty-two additional acquisitions of GI anesthesia companies since GAA.

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

Arapahoe Gastroenterology Anesthesia Associates LLC (“Arapahoe”) – April 2019

On April 3, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Arapahoe Gastroenterology Anesthesia Associates LLC not held by the Company.  The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $2,300,000 plus 49% of Arapahoe’s working capital as at March 31, 2019.  Additionally, the Company also incurred deferred acquisition costs of $26,086.

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

South Metro Anesthesia Associates LLC (“SMAA”) – May 2019

On May 16, 2019, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 55% interest in South Metro Anesthesia Associates LLC (“SMAA”), a gastroenterology anesthesia services provider in Georgia.  The purchase consideration, paid via cash, for the acquisition of the Company’s 55% interest was $1,752,465.  The allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition was $3,257,147.

Crystal River Anesthesia Associates LLC (“CRAA”) – July 2019

On July 22, 2019, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Crystal River Anesthesia Associates LLC (“CRAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $2,130,000.  The provisional allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition is $4,222,390.

Critical Accounting Policies and Estimates

There are no changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2018, except as noted below:

Equity Method Investment

The Company accounts for its investment in associated companies in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures ("ASC 323"). Results of equity investments are presented on a one-line basis. Investments in, and advances to, equity investments are presented on a one-line basis in the Company's consolidated balance sheets, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets. The Company's proportionate share of any equity investment net income or loss is presented on a one-line basis in the Company's consolidated statement of operations. Transactions between the Company and any associated companies are eliminated on a basis proportional to the Company's ownership interest

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Please refer to Note 3 to our condensed consolidated interim financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.  Of note, we have adopted ASU 2016-02 and ASU 2017-13, collectively the new leasing standard under US GAAP.  This standard requires lessees to recognize most leases on the balance sheet.  The Company adopted the standard using the modified retrospective method effective January 1, 2019 with nearly all operating classified leases classified as operating leases under this new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date.

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

The conversion from IFRS to US GAAP resulted in adjustments to the Company’s balance sheet and statement of operations for the year ended December 31, 2017 as well as adjustments to the company’s interim balance sheets and statements of operations for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.  All financial data contained within this document has been restated and presented in accordance with US GAAP.  A summary of the impact of conversion from IFRS to US GAAP on the Company’s statement for the three and six months ended June 30, 2018 is presented below:

	Three months ended June 30, 2018
	As previously reported (IFRS)	Adjustments	Restated (US GAAP)
Net and comprehensive income	$3,245,279	$(19,461)	$3,225,818
Attributable to:
Shareholders of the Company	1,301,840	(10,891)	1,290,949
Non-controlling interest	$1,943,439	$(8,570)	$1,934,869

	Six months ended June 30, 2018
	As previously reported (IFRS)	Adjustments	Restated (US GAAP)
Net and comprehensive income	$6,426,931	$(43,681)	$6,383,250
Attributable to:
Shareholders of the Company	2,729,707	(27,761)	2,701,946
Non-controlling interest	$3,697,223	$(15,919)	$3,681,304

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

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

SELECTED US GAAP FINANCIAL INFORMATION

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Anesthesia services revenue	$28,026,310	$24,676,618	14%	$54,719,276	$46,785,243	17%
Product sales revenue	$2,455,849	$2,653,900	(7)%	$4,881,973	$5,210,776	(6)%
Total revenue	30,482,159	27,330,518	12%	59,601,249	51,996,019	15%
Total operating expenses, including:	25,895,030	22,902,178	13%	51,189,269	43,128,420	19%
Depreciation and amortization expense	8,750,390	7,719,943	13%	17,418,374	14,939,220	17%
Stock based compensation expense	(990,382)	718,812	(238)%	(426,131)	1,456,433	(129)%
Operating income	4,587,129	4,428,340	4%	8,411,980	8,867,599	(5)%
Operating margin	15.0%	16.2%	(7)%	14.1%	17.1%	(17)%
Income from equity investment	(214,127)	—	NA	(339,306)	—	NA
Net finance expense	2,178,954	609,477	258%	4,570,933	1,221,947	274%
Tax expense	3,627	593,045	(99)%	170,886	1,262,402	(86)%
Net and comprehensive income	$2,618,675	$3,225,818	(19)%	$4,009,467	$6,383,250	(37)%
Attributable to:
Shareholders of the Company	$1,646,683	$1,290,949	28%	$1,569,716	$2,701,946	(42)%
Non-controlling interest[2]	$971,992	$1,934,869	(50)%	$2,439,751	$3,681,304	(34)%
Net cash provided by operating activities	$9,582,999	$6,653,695	44%	$21,958,718	$17,936,286	22%
Distributions to non-controlling interest	(4,153,860)	(3,694,810)	12%	(8,188,660)	(10,469,260)	(22)%
Net cash provided by operating activities less distributions to non-controlling interest	$5,429,139	$2,958,885	83%	$13,770,058	$7,467,026	84%
Earnings per share attributable to shareholders:
Basic	$0.023	$0.018		$0.022	$0.037
Diluted	$0.022	$0.017		$0.021	$0.036

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Total Adjusted operating expenses	$17,183,731	$14,437,408	19%	$33,225,680	$26,689,220	24%
Adjusted operating EBITDA – non- controlling interest[2]	3,637,546	4,463,668	(19)%	7,948,832	8,646,015	(8)%
Adjusted operating EBITDA - shareholders of the Company	9,660,883	8,429,442	15%	18,426,738	16,660,784	11%
Adjusted operating EBITDA - total	$13,298,429	$12,893,110	3%	$26,375,570	$25,306,799	4%
Adjusted operating EBITDA margin	43.6%	47.2%		44.3%	48.7%

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
[2] Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the three and six months ended June 30, 2019 and 2018

Revenues for the three months ended June 30, 2019 were $30,482,159 compared to $27,330,518 for the three months ended June 30, 2018. The 12% increase is mainly attributable to revenue contributions from the anesthesia businesses acquired by the Company in 2019, along with acquisitions completed mid-year in fiscal 2018, offset by a decrease in revenues in the product business. Revenues for the six months ended June 30, 2019 were $59,601,249 compared to $51,996,019 for the six months ended June 30, 2018.

Revenues from anesthesia services for the three months ended June 30, 2019 were $28,026,310 compared to $24,676,618 for the three months ended June 30, 2018. The increase was primarily due to the Company’s anesthesia acquisitions throughout 2019 and 2018; however, there were additional factors which impacted the change in revenue between Q2 2019 and Q2 2018. The $3.3 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2019 and 2018 contributed $5.0 million of the increase when comparing the two periods.  This is comprised of growth from acquisitions completed in 2018 ($4.0 million) and growth from acquisitions completed in 2019 ($1.0 million);

•	organic case growth in our entities acquired prior to 2018 of approximately $0.9 million;
•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased 2019 revenue by approximately $2.0 million when compared to 2018; and

•	the Company incurred a negative adjustment as a result of a change in estimate of approximately $0.6 million.

Revenues from anesthesia services for the six months ended June 30, 2019 were $54,719,276 compared to $46,785,243 for the six months ended June 30, 2018.  The $7.9 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2019 and 2018 contributed $11.1 million of the increase when comparing the two periods.  This is comprised of growth from acquisitions completed in 2018 ($9.6 million) and growth from acquisitions completed in 2019 ($1.5 million);

•	organic case growth in our entities acquired prior to 2018 of approximately $1.8 million;
•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased 2019 revenue by approximately $3.4 million when compared to 2018;

•	revenues relating to our monitored anesthesia care program decreased by $0.1 million as a result of the acquisition of LWA mid-2018; and
•	the Company incurred a negative adjustment as a result of a change in estimate of approximately $1.4 million.

As adjusted operating expenses1 are largely fixed in nature, changes in revenue primarily drive changes in operating income and adjusted operating EBITDA1.

In the quarter ended June 30, 2019, the anesthesia services segment serviced 84,656 patient cases compared to 66,537 patient cases during the quarter ended June 30, 2018.  In the six months ended June 30, 2019, the anesthesia services segment services 162,157 patient cases compared to 124,043 patient cases during the six months ended June 30, 2018. Patient cases exclude any patient cases at the Company’s equity held investment, TSA.

The tables below summarize our payor mix as a percentage of all patient cases for the three and six months ended June 30, 2019 and 2018.

	Three months ended			Six months ended
Payor	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Commercial	57.6%	57.4%	0.4%	57.9%	57.4%	0.8%
Federal	42.4%	42.6%	-0.5%	42.1%	42.6%	-1.0%
Total	100.0%	100.0%		100.0%	100.0%

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

The payor mix for the three and six months ended June 30, 2019 includes acquisitions completed during 2018 and 2019 and as a result is not directly comparable to the three and six months ended June 30, 2018. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three and six months ended June 30, 2019 and 2018, but exclude patient cases related to acquisitions completed in 2019 and 2018 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Six months ended
Payor	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Commercial	59.5%	58.3%	2.0%	59.5%	57.9%	2.8%
Federal	40.5%	41.7%	-2.9%	40.5%	42.1%	-3.8%
Total	100.0%	100.0%		100.0%	100.0%

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

Revenues from product sales for the three months ended June 30, 2019 were $2,455,849 compared to $2,653,900 for the comparable period in 2018. Revenues from product sales for the six months ended June 30, 2019 were $4,881,973 compared to $5,210,776 for the comparable period in 2018.  The decrease in product sales is the result of decreased sales of the CRH O’Regan System at previously trained practices due to changes in practice emphasis and to a lesser extent the introduction of competitive products.  At the end of 2018, we had initiated additional practice support initiatives, including a greater emphasis on re-training physicians in practices where usage has decreased.  We continue to engage in re-training initiatives where usage has decreased.  As of June 30, 2019, the Company has trained 3,052 physicians to use the O’Regan System, representing 1,161 clinical practices. This compares to 2,808 physicians trained, representing 1,076 clinical practices, as of June 30, 2018.

Total operating expenses

Total operating expense for the three months ended June 30, 2019 was $25,895,030 compared to $22,902,178 for the three months ended June 30, 2019. Total operating expense for the six months ended June 30, 2019 were $51,189,269 compared to $43,128,420 for the six months ended June 30, 2018.  The increase in operating expenses is largely driven by increases seen in total adjusted operating expense (refer to the “Total adjusted operating expenses – Non-GAAP section below) as well as increases in amortization expense related to acquisitions completed in 2019 and throughout 2018, offset by a decrease in stock-based compensation expense.

Amortization expense for the three months ended June 30, 2019 increased by 13.4% from 2018.  This is a result of acquisitions completed in 2018 and 2019 and the related intangible assets that were acquired.  Amortization expense for the six months ended June 30, 2019 increased by 16.6% from the comparable period in 2018 for the same reason.

Stock-based compensation expense for the three months ended June 30, 2019 decreased by 237% when compared to 2018.  This decrease is due to actual forfeitures experienced in Q2 2019, primarily related to the departure and replacement of the Company’s CEO on April 9, 2019. Stock-based compensation expense decreased by 129% for the six months ended June 30, 2019 when compared to the same period in 2018, with the decrease similarly caused by forfeitures in the period.

Total adjusted operating expenses – Non-GAAP1

For the three months ended June 30, 2019, total adjusted operating expenses were $17,183,731 compared to $14,437,408 for the three months ended June 30, 2018. For the six months ended June 30, 2019, total adjusted operating expenses were $33,225,680 compared to $26,689,220 for the six months ended June 30, 2018.  Increases in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business.

Anesthesia services adjusted operating expenses for the three months ended June 30, 2019 were $14,608,912, compared to $12,102,420 for the three months ended June 30, 2018. Anesthesia services adjusted operating expenses for the six months ended June 30, 2019 were $28,387,483, compared to $22,518,468 for the comparable period in 2018.  Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. The Company’s first anesthesia acquisition was in the fourth quarter of 2014, with twenty-one further acquisitions completed in 2015, 2016, 2017, 2018 and the first half of 2019. As a result, the first and second quarters of 2019 are not directly comparable to the comparable quarters of 2018, with the majority of the increase relating to operating expenses for acquired companies. Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, primarily increase as a result of the Company’s acquisition strategy.

Total adjusted operating expenses per case1 for the anesthesia segment were $173 per case for the three months ended June 30, 2019.  This rate per case is lower than the rate per case of $182 seen in the three months ended June 30, 2018. The decrease in expense per case is reflective of the leverage of our existing infrastructure as well as the cost profile of acquisitions completed in 2018 and 2019.  Total adjusted operating expenses per case for the anesthesia segment for the six months ended June 30, 2019 were $175 per case compared to $182.

Product sales adjusted operating expenses for the three months ended June 30, 2019 were $1,130,844 compared to $1,271,226 for the three months ended June 30, 2018. Product sales adjusted operating expenses for the six months ended June 30, 2019 were $2,183,699 compared to $2,364,060 for the six months ended June 30, 2018.  In general, costs have decreased when compared to 2018 due to decreased spend on conferences as a result of a shift to more cost effective marketing initiatives as well as the introduction of a new, more cost effective, warehousing group.

Corporate adjusted operating expenses for the three months ended June 30, 2019 were $1,443,974 compared to $1,063,762 for the three months ended June 30, 2018. Corporate adjusted operating expense for the six months ended June 30, 2019 were $2,654,498 compared to $1,806,692 for the comparable period in 2018.  The increase in corporate adjusted operating expense is a reflection of higher professional fees and employee related costs, and, in general, is reflective of the increasing complexity of our business which is also increasing our compliance costs. Non-recurring costs related to the departure and replacement of the Company’s CEO have been excluded from corporate adjusted operating expenses; these costs of approximately $930,000 are non-recurring and thus are not reflective of future expected operating costs.

Operating Income

Operating income for the three months ended June 30, 2019 was $4,587,129 compared to $4,428,340 for the same period in 2018.  Operating income for the six months ended June 30, 2019 was $8,411,980 compared to $8,867,599.  The following schedule reconciles the changes in operating income between periods:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating income – comparable period 2018	$4,428,340	$8,867,599
Increase in period revenues	3,151,641	7,605,231
Increase in period adjusted operating expenses[1]	(2,746,323)	(6,536,460)
Increase in period amortization and depreciation expense	(1,030,447)	(2,479,157)
Decrease in period stock based compensation expense	1,709,194	1,882,564
Increase in period other non-recurring expenses	(930,917)	(930,917)
Increase in period acquisition expenses	5,641	3,120
Operating income - 2019	$4,587,129	$8,411,980

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Changes in the company’s revenues and adjusted operating expenses1 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

Contributing to the decrease in operating income for the three months are incremental amortization costs related to the acquired professional service agreements relating to acquisitions completed in 2018 and 2019 of $1,030,447 offset by a decrease in stock based compensation expense of $1,709,194.  For the six months ended June 30, 2019, incremental amortization costs of $2,479,157 offset by a reduction in stock based compensation expense of $1,882,564 contributed.

Anesthesia operating income for the three months ended June 30, 2019 was $4,554,821, a decrease of $164,826 from the same period in 2018. Anesthesia operating income for the six months ended June 30, 2019 was $8,688,434, a decrease of $397,332 from the same period in 2018. This decrease is primarily reflective of the incremental costs related to the amortization of acquired professional service agreements relating to acquisitions completed in 2018, offset by the increase in adjusted operating EBITDA1 in the quarter (calculated above as revenues less adjusted operating expenses).

Product operating income for the three months ended June 30, 2019 was $1,238,435, a decrease of $56,576 from the same period in 2018. Product operating income for the six months ended June 30, 2019 was $2,530,082, a decrease of $105,152 from the same period in 2018.  The decrease is primarily driven by the decline in revenues in the quarter, offset by a slight decrease in adjusted operating expenses1.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended June 30, 2019 was $9,660,883, an increase of $1,231,441 when compared to the three months ended June 30, 2018. Adjusted operating EBITDA attributable to shareholders of the Company for the six months ended June 30, 2019 was $18,426,738, an increase of $1,765,954 when compared to the six months ended June 30, 2018.  The increase in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the contributions from acquisitions completed in 2018 and 2019, offset by revenue rate changes from the impact of moving from non-contracted to a contracted status for commercial payors.  Adjusted operating EBITDA is also favorably impacted by the decrease in adjusted anesthesia operating expense per case.

Adjusted operating EBITDA attributable to non-controlling interest was $3,637,546 for the three months ended June 30, 2019, compared to $4,463,668 for the three months ended June 30, 2018. This comprises the non-controlling interests’ share of revenues of $7,286,330 and adjusted operating expenses of $3,648,784. Adjusted operating EBITDA attributable to non-controlling interest was $7,948,832 for the six months ended June 30, 2019, compared to $8,646,015 for the comparable period in 2018.  This comprises the non-controlling interests’ share of revenues of $15,245,143 and adjusted operating expenses of $7,296,311.  Decreases in non-controlling interest is a result of revenue declines in our joint venture entities from executing contracts with non-contracted payors.  Additionally, the Company acquired the non-controlling 49% in Arapahoe and as of April 2, 2019, its financial results are included 100% in adjusted operating EBITDA attributable to shareholders.

Total adjusted operating EBITDA was $13,298,429 for the three months ended June 30, 2019, an increase of 3% from the same period in 2018. Total adjusted operating EBITDA was $26,375,570 for the six months ended June 30, 2019, an increase of 4% from the same period in 2018.

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Net finance (income) / expense

As a result of the Company’s debt facilities and long-term finance obligations, including its earn-out obligation, the Company has recorded a net finance expense of $2,178,954 for the three months ended June 30, 2019, compared to net finance expense of $609,477 for the three months ended June 30, 2018. Finance expense was $4,570,933 for the six months ended June 30, 2018, compared to net finance expense of $1,221,947 for the same period in 2018. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments.  Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Finance income:
Net change in fair value of financial liabilities at fair value through earnings	$—	$(271,225)	$—	$(436,850)
Total finance income	$—	$(271,225)	$—	$(436,850)
Finance expense:
Interest and accretion expense on borrowings	$835,037	$772,730	$1,708,157	$1,440,754
Accretion expense on earn-out obligation and deferred consideration	59,893	42,881	113,161	87,862
Amortization of deferred financing fees	65,091	65,091	130,182	130,181
Net change in fair value of financial liabilities at fair value through earnings	1,188,933	—	2,589,433	—
Other	30,000	—	30,000	—
Total finance expense	$2,178,954	$880,702	$4,570,933	$1,658,797
Net finance expense	$2,178,954	$609,477	$4,570,933	$1,221,947

During the three months ended June 30, 2019, the Company recognized a fair value adjustment of $1,188,933 in respect of its earn-out obligation.  During the six months ended June 30, 2019, the Company recognized a fair value adjustment of $2,589,433 in respect of its earn-out obligation.  The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit, and the discount rate utilized.

Cash interest paid in the three months ended June 30, 2019 was $875,324 compared to $772,730 cash interest paid in the comparable period of 2018.  Cash interest paid in the six months ended June 30, 2019 was $1,759,404 compared to $1,440,753 for the same period in 2018.  The increase in cash interest paid is reflective of the higher LIBOR rates in the first half of 2019 as well as average debt levels.  As at June 30, 2019, the Company owed $67,000,000 under the amended Scotia Facility as compared to $70,250,000 million owed at December 31, 2018. The Company anticipates that, in future, cash interest will fluctuate as the Company draws or repays on its Facility and as LIBOR rates fluctuate.

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

Income tax expense

For the three months ended June 30, 2019, the Company recorded an income tax expense of $3,627 compared to income tax expense of $593,045 for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company recorded an income tax expense of $170,886 compared to income tax expense of $1,262,402 for the six months ended June 30, 2018. Income tax expense relates only to income attributable to the Company’s shareholders.  In the quarter, the Company experienced recoveries related to stock based compensation in Canada which has contributed to the decrease in tax expense when compared to prior periods.

Net and comprehensive income (loss)

For the three months ended June 30, 3019, the Company recorded net and comprehensive income attributable to shareholders of the Company of $1,646,683 compared to net and comprehensive income attributable to shareholders of $1,290,949 for the three months ended June 30, 2018. The increase quarter over quarter is largely a reflection of the increase in adjusted operating EBITDA attributable to shareholders, in addition to stock-based compensation recoveries in the quarter.  These positive adjustments were offset, in part, by additional finance expense in the quarter. The increase in net finance expense was driven by the increase in EBITDA earn-out liability in the three months ended June 30, 2019.  For the six months ended June 30, 3019, the Company recorded net and comprehensive income attributable to shareholders of the Company of $1,569,716 compared to net and comprehensive income attributable to shareholders of $2,701,946 for the six months ended June 30, 2018.

Net and comprehensive income attributable to non-controlling interest was $971,992 for the three months ended June 30, 2019 and $2,439,751 for the six months ended June 30, 2019.

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

Adjusted operating EBITDA: The Company defines adjusted operating EBITDA as operating earnings before interest, taxes, depreciation, amortization, stock based compensation, acquisition related expenses, asset impairment charges and other non-recurring expenses.  Adjusted operating EBITDA is presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating EBITDA to capture the profitability of its business before the impact of items not considered in management’s evaluation of operating unit performance.

Adjusted operating EBITDA margin.  The Company defines adjusted operating EBITDA margin as operating earnings before interest, taxes, depreciation, amortization, stock based compensation, acquisition related expenses, asset impairment charges and other non-recurring expenses as a percentage of revenue.  Adjusted operating EBITDA margin is presented on a basis consistent with the Company’s internal management reports.  The Company analyzes and discloses adjusted operating EBITDA margin to capture the profitability of its business before the impact of items not considered in management’s evaluation of operating performance.

Adjusted operating expenses: The Company defines adjusted operating expenses as operating expenses before acquisition related expenses, stock based compensation, depreciation, amortization, asset impairment charges and other non-recurring expenses. Adjusted operating expenses are presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating expenses to capture the operating cost of the business before the impact of items not considered in management’s evaluation of operating costs.

Adjusted operating expense per case – Anesthesia segment: The Company defines adjusted operating expense per case for the anesthesia segment as adjusted operating expense for the anesthesia segment divided by anesthesia cases serviced in the period.  The Company analyzes and discloses adjusted operating expenses to capture the operating cost of the business before the impact of items not considered in management’s evaluation of operating costs and evaluates these costs as a per case metric.

The Company's management believes that the presentation of the above defined Non-GAAP financial measures provides useful information to investors because they reflect the Company’s ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in its business. In addition, they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company's management. These items are excluded based upon the way the Company's management evaluates the performance of the Company's business for use in the Company's internal reports and are not excluded in the sense that they may be used under US GAAP.

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

In summary, the Company believes the provision of supplemental Non-GAAP measures allow investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses and is therefore a useful indication of CRH’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2019			2018
(USD in thousands)	YTD	Q2 ‘19	Q1 ‘19	YTD	Q2 ‘18	Q1 ‘18
Net and comprehensive income	4,009	2,619	1,391	6,383	3,226	3,157
Net finance (income) expense	4,571	2,179	2,392	1,222	609	612
Equity income	(339)	(214)	(125)	—	—	—
Income tax expense (recovery)	171	4	167	1,262	593	669
Operating income	8,412	4,587	3,825	8,868	4,428	4,439
Amortization expense	17,364	8,723	8,641	14,892	7,695	7,196
Depreciation and related expense	54	27	27	47	25	23
Stock based compensation	(426)	(990)	564	1,456	719	738
Acquisition expenses[1]	40	20	20	44	26	18
Other non-recurring items[2]	931	931	—	—	—	—
Total adjusted operating EBITDA	26,376	13,298	13,077	25,307	12,893	12,414
Adjusted operating EBITDA attributable to:
Shareholders of the Company	18,427	9,661	8,766	16,661	8,429	8,232
Non-controlling interest	7,949	3,638	4,311	8,646	4,464	4,182

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted Operating EBITDA Margin

	2019			2018
(USD in thousands)	YTD	Q2 ‘19	Q1 ‘19	YTD	Q2 ‘18	Q1 ‘18
Revenue	59,601	30,482	29,119	51,996	27,331	24,666
Operating income	8,412	4,587	3,825	8,868	4,428	4,439
Operating margin	14.1%	15.0%	13.1%	17.1%	16.2%	18.0%
Amortization expense	29.1%	28.6%	29.7%	28.6%	28.2%	29.2%
Depreciation and related expense	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	-0.7%	-3.2%	1.9%	2.8%	2.6%	3.0%
Acquisition expenses[1]	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Other non-recurring items[2]	1.6%	3.1%	(—)%	(—)%	(—)%	(—)%
Total adjusted operating EBITDA margin	44.3%	43.6%	44.9%	48.7%	47.2%	50.3%

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted operating expenses

	2019			2018
(USD in thousands)	YTD	Q2 ‘19	Q1 ‘19	YTD	Q2 ‘18	Q1 ‘18
Anesthesia services expense	46,031	23,471	22,559	37,699	19,957	17,743
Amortization expense	(17,363)	(8,722)	(8,641)	(14,891)	(7,694)	(7,196)
Depreciation and related expense	(6)	(3)	(3)	(3)	(2)	(1)
Stock based compensation	(234)	(117)	(117)	(244)	(132)	(112)
Acquisition expenses[1]	(40)	(20)	(20)	(44)	(26)	(18)
Anesthesia services – adjusted operating expense	28,387	14,609	13,779	22,518	12,102	10,416
Product sales expense	2,352	1,217	1,134	2,576	1,359	1,217
Amortization expense	(1)	(1)	—	(1)	(1)	(1)
Depreciation and related expense	(14)	(5)	(9)	(33)	(16)	(16)
Stock based compensation	(154)	(81)	(73)	(177)	(71)	(107)
Product sales - adjusted operating expense	2,184	1,131	1,053	2,364	1,271	1,093
Corporate expense	2,807	1,206	1,600	2,853	1,586	1,267
Amortization expense	—	—	—	—	—	—
Depreciation and related expense	(35)	(20)	(15)	(11)	(6)	(5)
Stock based compensation	814	1,188	(375)	(1,035)	(516)	(519)
Other non-recurring items[2]	(931)	(931)	—	—	—	—
Corporate - adjusted operating expenses	2,654	1,444	1,211	1,807	1,064	743
Total operating expense	51,189	25,895	25,294	43,128	22,902	20,226
Total adjusted operating expense	33,226	17,184	16,042	26,689	14,437	12,252

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted operating expense per cASE – Anesthesia segment

	2019			2018
(USD in thousands, except case and per case amounts)	YTD	Q2 ‘19	Q1 ‘19	YTD	Q2 ‘18	Q1 ‘18
Anesthesia services – adjusted operating expense	28,387	14,609	13,779	22,518	12,102	10,416
Anesthesia cases serviced	162,157	84,656	77,501	124,043	66,537	57,506
Total adjusted operating expense per case - Anesthesia segment	175	173	178	182	182	181

Liquidity and Capital Resources

At June 30, 2019, the Company had $2,562,421 in cash and cash equivalents compared to $9,946,945 at the end of 2018.  The decrease in cash and equivalents is primarily a reflection of cash generated from operations, offset by repayment of debt, including partial repayment of the Company’s earn-out obligation and cash used to finance normal course issuer bid repurchases, acquisitions and timing of distributions to non-controlling interest during 2019.

Working capital was $13,960,046 at June 30, 2019 compared to working capital of $20,012,424 at December 31, 2018. The Company expects to meet its short-term obligations, including short-term obligations in respect of its notes payable, earn-out obligation and deferred consideration through cash earned through operating activities.

The average number of days receivables outstanding at June 30, 2019 was 56 days. At December 31, 2018, the average number of days receivables outstanding was 54 days.  We have seen improvement in this metric from the first quarter of the year, where days receivable outstanding was 58 days.  The Company continues to focus on this metric and expects it to decrease in the remainder of the year.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility.  As of June 30, 2019, the Company also has a revolving credit facility with the Bank of Nova Scotia for $100 million.  The terms of the Company’s facility is described below.

The Bank of Nova Scotia (“Scotia Facility”)

As at June 30, 2019, the Company had drawn $67,000,000 on the amended facility (2018 - $70,250,000).  The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin.  At June 30, 2019, interest on the facility is calculated at LIBOR plus 2.25% on both the revolving and term portions of the facility.  The Facility is secured by the assets of the Company.  As at June 30, 2019, the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at June 30, 2019. The Company’s facility previously matured on June 26, 2020, but, subsequent to June 30, 2019, has been extended to August 15, 2020.

Cash provided by operating activities for the three months ended June 30, 2019 was $9,582,999 compared to $6,653,695 in the same period in fiscal 2018. Cash provided by operating activities less distributions to non-controlling interest was $5,429,139 for the three months ended June 30, 2019 and $2,958,885 for the same period in 2018.  Cash provided by operating activities for the six months ended June 30, 2019 was $21,958,718 compared to $17,936,286 in the same period in fiscal 2018. Cash provided by operating activities less distributions to non-controlling interest was $13,770,058 for the three months ended June 30, 2019 and $7,467,026 for the same period in 2018.  The increase in cash provided by operating activities is reflective of the Company’s adjusted operating EBITDA1 performance in the period.

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Contractual Obligations and Contingent Liabilities

The Company’s near-term cash requirements relate primarily to interest payments, quarterly principal payments in respect of the Scotia Facility, payments in respect of the Company’s remaining earn-out obligation which is scheduled for the second quarter of 2020, annual payments in respect of the deferred consideration in relation to the Austin acquisition, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. Based on the current business plan, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

There were no significant changes in the Company’s contractual commitments compared with those set forth in the Company’s Annual Report Form 10-K for the year ended December 31, 2018, except as noted below:

•	A portion of the Company’s earn-out obligation was repaid in the second quarter of 2019 ($4,795,822). The remaining obligation of $791,289 is scheduled for payment in the second quarter of 2020.
•	Upon adoption of the new US GAAP leasing standards, the Company’s contractual commitments in respect of operating leases are recorded on the balance sheet, effective January 1, 2019.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Outstanding Share Data

As at June 30, 2019, there were 72,033,858 common shares issued and outstanding for a total of $55,742,464 in share capital.

As at June 30, 2019, there were 1,019,687 options outstanding at a weighted-average exercise price of $1.60 per share, of which 519,687 were exercisable into common shares at a weighted-average exercise price of $0.52 per share. As at June 30, 2019, there were 2,896,250 share units (“SUs”) issued and outstanding.

As at July 30, 2019, there were 71,875,458 common shares issued and outstanding, excluding shares held as treasury, for a total of $55,612,981 in share capital.

As at July 30, 2019, there were 1,019,687 options outstanding at a weighted-average exercise price of $1.59 per share, of which 519,687 were exercisable into common shares at a weighted-average exercise price of $0.52 per share. As at July 30, 2019, there were 2,896,250 share units (“SUs”) issued and outstanding.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

In addition, we accept payments for many of our sales through credit and debit card transactions, which are handled through a third-party payment processor. As a result, we are subject to a number of risks related to credit and debit card payments, including that we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our patients' and clinicians' credit and debit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our patients' credit or debit card information if the security of our third-party credit card payment processor is breached. We and our third-party credit card payment processor are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processor fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our patients, and there may be an adverse impact on our business.

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

We did not make sales of equity securities during our fiscal quarter ended June 30, 2019 that were not registered under the Securities Act.

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
4.1

Specimen Common Share certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-206945), originally filed with the SEC on September 14, 2015).

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

CRH MEDICAL CORPORATION

By:	/s/ Tushar Ramani, MD
Name:	Tushar Ramani, MD
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	July 31, 2019

By:	/s/ Richard Bear
Name:	Richard Bear
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	July 31, 2019