Form 10-Q
period 2019-09-30
CRH Medical Corp
filed 2019-11-07
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding common shares of the registrant, no par value per share, as of November 6, 2019 was 71,520,559.

CRH MEDICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2019

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

CRH Medical Corporation

Index to Condensed Consolidated Interim Financial Statements (unaudited)

As of and for the three and nine months ended September 30, 2019 and 2018

CRH MEDICAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Expressed in United States dollars)

	Notes	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents		$5,215,044	$9,946,945
Trade and other receivables, net	5	19,570,536	19,467,803
Income tax receivable		2,424,940	2,243,319
Prepaid expenses and deposits		515,821	822,119
Inventories, finished goods		357,235	402,544
		28,083,576	32,882,730
Non-current assets:
Property and equipment, net		266,740	303,291
Right of use asset	7	282,075	—
Intangible assets, net	8	157,806,356	179,384,263
Deferred asset acquisition costs		440	116,025
Equity accounted investment	9	324,184	—
Deferred tax assets		9,669,798	6,301,687
		168,349,593	186,105,266
Total assets		$196,433,169	$218,987,996
Liabilities
Current liabilities:
Trade and other payables	6	$6,477,425	$5,763,222
Employee benefits		1,061,555	827,436
Income tax payable		27,147	—
Current obligation related to right of use assets	7	178,590	—
Notes payable and bank indebtedness	10	—	2,239,637
Deferred consideration		1,172,948	1,043,645
Earn-out obligation	13	973,094	2,920,583
Short-term advances		—	26,783
Member loan		30,625	49,000
		9,921,384	12,870,306
Non-current liabilities:
Deferred consideration		—	1,183,092
Long-term obligation related to right of use assets	7	67,231	—
Notes payable and bank indebtedness	10	68,145,464	67,621,470
Deferred tax liabilities		21,962	21,951
		68,234,657	68,826,513
Equity
Common stock, no par value; 71,696,559 and 72,055,688 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11	55,598,273	55,372,884
Additional paid-in capital		7,064,783	9,329,335
Accumulated other comprehensive income (loss)		(66,772)	(66,772)
Retained earnings		12,506,661	12,916,565
Total equity attributable to shareholders of the Company		75,102,945	77,552,012
Non-controlling interest		43,174,183	59,739,165
Total equity		118,277,128	137,291,177
Total liabilities and equity		$196,433,169	$218,987,996

See accompanying notes to condensed consolidated financial statements.

Commitments and contingencies (note 14)

Subsequent event (note 17)

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

(Expressed in United States dollars, except share and per share data)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2019	2018	2019	2018
Revenue:
Anesthesia services	16	$27,966,629	$26,073,462	$82,685,905	$72,858,705
Product sales	16	2,448,174	2,658,131	7,330,147	7,868,907
		30,414,803	28,731,593	90,016,052	80,727,612
Expenses:
Anesthesia services expense		23,774,049	21,405,928	69,804,891	59,105,405
Product sales expense		1,089,316	1,181,976	3,441,207	3,757,518
Corporate expense		1,838,812	1,644,356	4,645,347	4,497,757
		26,702,177	24,232,260	77,891,445	67,360,680
Operating income		3,712,626	4,499,333	12,124,607	13,366,932
Finance expense	12	1,125,410	1,624,875	5,696,343	2,846,822

Equity income	9	(77,278)	—	(416,584)	—
Income before tax		2,664,494	2,874,458	6,844,848	10,520,110
Income tax expense		565,165	390,042	736,052	1,652,444
Net and comprehensive income		$2,099,329	$2,484,416	$6,108,796	$8,867,666
Attributable to:
Shareholders of the Company		$982,368	$266,831	$2,552,084	$2,968,777
Non-controlling interest		1,116,961	2,217,585	3,556,712	5,898,889
		$2,099,329	$2,484,416	$6,108,796	$8,867,666
Earnings per share attributable to shareholders
Basic	11(f)	$0.014	$0.004	$0.036	$0.041
Diluted	11(f)	$0.013	$0.004	$0.035	$0.040
Weighted average shares outstanding:
Basic	11(f)	71,831,356	71,831,356	71,845,812	71,831,356
Diluted	11(f)	72,799,142	73,469,373	73,023,144	73,305,400

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and nine months ended September 30, 2019 and 2018

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2018	73,018,588	$54,614,601	$8,219,760	$(66,772)	$11,078,608	$57,451,848	$131,298,045
Total net and comprehensive income for the period	—	—	—	—	1,410,998	1,746,433	3,157,431
Stock-based compensation	—	—	737,621	—	—	—	737,621
Common shares issued on vesting of share units	60,000	176,317	(176,317)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(98,900)	(72,458)	—	—	(180,107)	—	(252,565)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (107,900 treasury shares) (note 11(e))	—	(79,052)	—	—	(196,496)	—	(275,548)
Cancellation of treasury shares	(72,400)	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(6,774,450)	(6,774,450)
Balances as at March 31, 2018	72,907,288	$54,639,408	$8,781,064	$(66,772)	$12,113,003	$52,423,831	$127,890,534
Total net and comprehensive income for the period	—	—	—	—	1,290,949	1,934,869	$3,225,818
Stock-based compensation	—	—	718,812	—	—	—	718,812
Common shares issued on vesting of share units	64,000	368,112	(368,112)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(189,800)	(139,009)	—	—	(372,196)	—	(511,205)
Cancellation of treasury shares	(107,900)	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(3,694,810)	(3,694,810)
Acquisition of non-controlling interest	—	—	—	—	—	6,229,435	6,229,435
Balances as at June 30, 2018	72,673,588	$54,868,511	$9,131,764	$(66,772)	$13,031,756	$56,893,325	$133,858,584
Total net and comprehensive income for the period	—	—	—	—	266,831	2,217,585	2,484,416
Stock-based compensation	—	—	744,531	—	—	—	744,531
Common shares issued on vesting of share units	73,750	275,160	(275,160)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(183,300)	(134,159)	—	—	(430,181)	—	(564,340)
Distribution to members	—	—	—	—	—	(4,149,200)	(4,149,200)
Acquisition of non-controlling interest	—	—	—	—	—	4,844,216	4,844,216
Balance as at September 30, 2018	72,564,038	$55,009,512	$9,601,135	$(66,772)	$12,868,406	$59,805,926	$137,218,207

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (continued) (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and nine months ended September 30, 2019 and 2018

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2019	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177
Total net and comprehensive income (loss) for the period	—	—	—	—	(76,968)	1,467,758	1,390,790
Stock-based compensation	—	—	564,251	—	—	—	564,251
Common shares issued on vesting of share units	2,500	8,235	(8,235)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(461,600)	(347,300)	—	—	(1,063,523)	—	(1,410,823)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (27,000 treasury shares) (note 11(e))	—	(20,291)	—	—	(62,205)	—	(82,496)
Cancellation of treasury shares	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(4,034,800)	(4,034,800)
Balance as at March 31, 2019	71,586,188	$55,013,528	$9,885,351	$(66,772)	$11,713,869	$57,172,123	$133,718,099
Total net and comprehensive income (loss) for the period	—	—	—	—	1,646,683	971,992	2,618,675
Stock-based compensation	—	—	(990,382)	—	—	—	(990,382)
Common shares issued on exercise of stock options	825,000	721,415	(301,803)				419,612
Common shares issued on vesting of share units	111,500	371,870	(371,870)	—	—	—	—
Cancellation of treasury shares (held as treasury as of March 31, 2019)	(27,000)						—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(461,830)	(347,065)	—	—	(967,868)	—	(1,314,933)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (23,000 treasury shares) (note 11(e))	—	(17,284)	—	—	(48,208)	—	(65,492)
Distributions to members	—	—	—	—	—	(4,153,860)	(4,153,860)
Purchase of equity interest from non-controlling interest (note 4)	—	—	(728,279)	—	—	(1,687,070)	(2,415,349)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	1,465,715	1,465,715
Balance as at June 30, 2019	72,033,858	55,742,464	7,493,017	(66,772)	12,344,476	53,768,900	129,282,085
Total net and comprehensive income (loss) for the period	—	—	—	—	982,368	1,116,961	2,099,329
Stock-based compensation	—	—	706,479	—	—	—	706,479
Common shares issued on exercise of stock options	15,000	11,749	(4,997)	—	—	—	6,752
Common shares issued on vesting of share units	36,250	133,047	(133,047)	—	—	—	—
Cancellation of treasury shares (held as treasury as of June 30, 2019)	(23,000)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(365,549)	(274,708)	—	—	(779,660)	—	(1,054,368)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (19,000 treasury shares) (note 11(e))	—	(14,279)	—	—	(40,523)	—	(54,802)
Distributions to members	—	—	—	—	—	(3,615,819)	(3,615,819)
Purchase of equity interest from non-controlling interest (note 4)	—	—	(996,669)	—	—	(5,989,822)	(6,986,491)
Acquisition of non-controlling interest, including LWA price adjustment (note 4)	—	—		—	—	(2,106,037)	(2,106,037)
Balance as at September 30, 2019	71,696,559	$55,598,273	$7,064,783	$(66,772)	$12,506,661	$43,174,183	$118,277,128

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2019	2018	2019	2018
Operating activities:
Net income		$2,099,329	$2,484,416	$6,108,796	$8,867,666
Adjustments for:
Depreciation of property, equipment and intangibles		8,555,909	8,208,760	25,974,283	23,147,980
Stock-based compensation	11	706,479	744,532	280,348	2,200,964
Unrealized foreign exchange		(50)	(45,742)	726	(40,420)
Deferred income tax recovery		(776,300)	(617,700)	(2,749,616)	(2,184,213)
Change in fair value of contingent consideration	12	181,805	673,125	2,771,238	236,275
Accretion on contingent consideration and deferred consideration	12	10,145	35,549	123,305	123,411
Amortization of deferred financing fees	12	65,091	65,091	195,273	195,272
Equity income	9	(77,278)	—	(416,584)	—
Change in current tax receivable		(17,826)	(673,685)	(154,474)	(2,265,791)
Change in trade and other receivables		(182,433)	(1,157,352)	(102,733)	(1,780,965)
Change in prepaid expenses		(59,218)	57,544	268,162	319,879
Change in inventories		153,837	(176,683)	45,309	(147,266)
Change in trade and other payables		(83,936)	2,088,802	91,726	845,886
Change in employee benefits		135,609	225,542	234,120	329,807
Net cash provided by operating activities		10,711,163	11,912,199	32,669,879	29,848,485
Financing activities
Repayment of member loans		(14,375)	(186,200)	(18,375)	(435,000)
Proceeds (repayment) on short-term advances		—	110,767	(26,783)	110,767
Payment of deferred consideration		—	—	(1,100,000)	(1,000,000)
Payment of contingent consideration	13	—	—	(4,795,822)	—
Repayment of notes payable and bank indebtedness		(5,625,000)	—	(13,175,000)	(11,000,000)
Proceeds on bank indebtedness		7,000,000	4,500,000	11,300,000	18,300,000
Proceeds from exercise of stock options		6,753	—	426,366	—
Distributions to non-controlling interest		(3,615,819)	(4,149,200)	(11,804,480)	(14,618,460)
Repurchase of shares for cancellation	11(e)	(1,109,170)	(564,342)	(3,982,914)	(1,603,658)
Net cash used in financing activities		(3,357,611)	(288,975)	(23,177,008)	(10,246,351)
Investing activities
Acquisition of property and equipment		(4,834)	(2,946)	(45,681)	(9,353)
Deferred asset acquisition costs		38,437	—	(440)	—
Acquisition of equity interest from non-controlling interest	4	(7,018,658)	—	(9,434,009)	—
Acquisition of anesthesia services providers	4	(2,174,003)	(9,275,054)	(9,204,437)	(25,253,936)
Distribution received from equity investment	9	92,400	—	92,400
Purchase adjustment relating to anesthesia service providers acquired in prior periods	4	4,366,000	—	4,366,000	—
Net cash used in investing activities		(4,700,658)	(9,278,000)	(14,226,167)	(25,263,289)
Effects of foreign exchange on cash and cash equivalents		(270)	17,719	1,395	6,831
Increase (decrease) in cash and cash equivalents		2,652,624	2,362,943	(4,731,901)	(5,654,324)
Cash and cash equivalents, beginning of period		2,562,420	4,469,617	9,946,945	12,486,884
Cash and cash equivalents, end of period		$5,215,044	$6,832,560	$5,215,044	$6,832,560
Supplemental disclosures:
Cash interest paid		$(772,680)	$(600,510)	$(2,532,084)	$(2,041,263)
Taxes paid		$(1,359,634)	$(1,681,427)	$(3,640,248)	$(6,102,449)
Operating lease payments		$(90,669)	$(73,651)	$(278,339)	$(212,510)
Non-cash acquisition costs		$(586,561)	$—	$(702,586)	$—

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

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements cash flows as at September 30, 2019 and for all periods presented, have been recorded. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the Company's full year results.

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

During the nine months ended September 30, 2019, the Company completed three asset acquisitions. The asset acquisitions have been included in the anesthesia segment of the Company and represent the following:

Acquired Operation	Date Acquired	Consideration
Anesthesia Care Associates LLC (“ACA”)	January 2019	$5,355,028
South Metro Anesthesia Associates LLC ("SMAA")	May 2019	$1,791,431
Crystal River Anesthesia Associates LLC ("CRAA")	July 2019	$2,174,003

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

	ACA	SMAA	CRAA	Total
Cash	$5,239,003	$1,752,465	$2,130,000	$9,121,468
Acquisition costs	116,025	38,966	44,003	198,994
Purchase consideration	$5,355,028	$1,791,431	$2,174,003	$9,320,462
Non-controlling interest	—	1,465,716	2,088,748	3,554,464
	$5,355,028	$3,257,147	$4,262,751	12,874,926
Assets and liabilities acquired:
Exclusive professional services agreements	$5,355,028	$3,257,147	$4,262,751	$12,874,926
Pre-close accounts receivable	50,000	—	—	50,000
Pre-close accounts payable	(50,000)	—	—	(50,000)
Fair value of net identifiable assets and liabilities acquired	$5,355,028	$3,257,147	$4,262,751	$12,874,926
Exclusive professional services agreements – amortization term	6 years	5 years	5 years
CRH ownership interest acquired	100%	55%	51%

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

On August 31, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Central Colorado Anesthesia Associates LLC (“CCAA”); prior to the purchase the Company held a 51% interest in the CCAA entity.  The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $7,000,000 plus 49% of CCAA’s working capital as at August 31, 2019.  Additionally, the Company incurred deferred acquisition costs of $18,658.

During the quarter ended September 30, 2019, the Company also received a payment of $4,366,000 in respect of the LWA acquisition which was a reduction in the purchase price.  This payment served to reduce the value of the related LWA professional services contract intangible and did not modify ownership interest or the term of the LWA agreement.

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

5.	Trade and other receivables:

	September 30, 2019	December 31, 2018
Trade receivables, gross	$19,559,565	$19,373,260
Other receivables	54,177	141,141
Less: allowance for doubtful accounts	(43,206)	(46,598)
	$19,570,536	$19,467,803
Anesthesia segment – trade receivables, gross	18,641,926	18,199,847
Product segment – trade receivables, gross	917,639	1,173,413
	$19,559,565	$19,373,260

6.	Trade and other payables:

	September 30, 2019	December 31, 2018
Trade payables	$969,657	$1,316,821
Payable to CCAA vendor	$586,561	$—
Accruals and other payables	4,921,207	4,446,401
	$6,477,425	$5,763,222

7.	Right of use assets and related obligations:

On adoption of ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, the Company recognized $332,512 and $295,188 as right of use assets and obligations, respectively at January 1, 2019.  These amounts relate to two operating leases for premises existing as at January 1, 2019, with a further premises operating lease added in March 2019.  The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the three and nine months ended September 30, 2019, the Company incurred total operating lease expenses of $90,670 and $278,339, respectively, For the three months ended September 30, 2019, this included lease expenses associated with fixed lease payments of $69,572 and variable lease payments of $21,098.  For the nine months ended September 30, 2019, this included lease expenses associated with fixed lease payments of $216,261 and variable lease payments of $62,078.

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Anesthesia services expense	$28,106	$16,205	$90,839	$48,062
Product sales expense	31,282	28,723	93,750	82,225
Corporate expense	31,282	28,723	93,750	82,225
	$90,670	$73,651	$278,339	$212,512

The weighted average lease term of the Company’s three premises leases is 1.37 years.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on the Company’s Credit Facility, which is disclosed in note 10.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
Remainder of 2019	$68,920
2020	129,119
2021	55,498
$253,537
Accretion related to outstanding lease obligations	(7,716)
Total	$245,821
Current obligation relating to right of use assets	$178,590
Long-term obligation relating to right of use assets	$67,231
Total	$245,821

8.	Intangible assets:

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

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

	Professional Services Agreements	Patents	Total
Cost
Balance as at December 31, 2018	$256,491,260	$532,598	$257,023,858
Additions through asset acquisitions and adjustments (note 4)	4,314,142	—	4,314,142
Balance as at September 30, 2019	$260,805,402	$532,598	$261,338,000

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at December 31, 2018	$77,139,732	$499,863	$77,639,595
Amortization expense	25,890,540	1,509	25,892,049
Balance as at September 30, 2019	$103,030,272	$501,372	$103,531,644

	Professional Services Agreements	Patents	Total
Net book value
September 30, 2019	$157,775,130	$31,226	$157,806,356
December 31, 2018	$179,351,528	$32,735	$179,384,263

The Company identified indicators of impairment in respect of one professional services agreement as at September 30, 2019. Upon performing undiscounted cash flow models for the asset to assess its recoverability, the Company did not identify any impairment. No further indicators of impairment were identified at September 30, 2019

As at December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements.  Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

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

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 3.49 years.  The weighted average remaining amortization period for the Company’s professional services agreements is 5.42 years.

Based on the Company’s professional services agreements in place at September 30, 2019, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at September 30, 2019:
Remainder of 2019	$8,665,085
2020	34,577,141
2021	29,270,763
2022	22,549,476
2023	18,403,113
The first nine months of 2024	13,274,316
$126,739,894

9.	Equity investment:

In October 2018, the Company entered into an agreement with Digestive Health Specialists (“DHS”), located in North Carolina, to assist DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Triad Sedation Associates LLC, and receives compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than November 2019.  The Company assessed and concluded that, as TSA is an LLC, equity method accounting is required under ASC 970-323. To fund working capital needs, each equity owner of TSA has provided a working capital loan, repayable within 12 months.  All working capital loans have been repaid as at September 30, 2019.

The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant and as at September 30, 2019.

The following table provides a summary of the Company’s investment in TSA as at September 30, 2019:

Nine months ended September 30, 2019
Beginning balance	$—
Share of net income	416,584
Member distributions	(92,400)
Ending balance	$324,184

9.	Equity investment (continued):

The following table summarizes unaudited financial information for our equity method investee.

Balance sheet:	September 30, 2019
Current assets	$2,176,239
Non-current assets	—
Total assets	$2,176,239
Current liabilities	$319,972
Non-current liabilities	—
Shareholders’ equity	1,856,267
Total liabilities and shareholders’ equity	$2,176,239

Results of operations	Nine months ended September 30, 2019
Anesthesia revenue	$3,811,965
Anesthesia services expense	1,339,698
Net income	$2,472,267

10.	Notes payable:

	September 30, 2019	December 31, 2018
Current portion	$—	$2,239,637
Non-current portion	68,145,464	67,621,470
Total loans and borrowings	$68,145,464	$69,861,107

The Bank of Nova Scotia (“Scotia Facility”)

As at September 30, 2019, the Company had drawn $68,375,000 on the amended facility (2018 - $70,250,000).  The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin.  At September 30, 2019, interest on the facility is calculated at LIBOR plus 2.25% on both the revolving and term portions of the facility.  The Facility is secured by the assets of the Company.  As at September 30, 2019, the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at September 30, 2019.  The Company’s facility matures on August 15, 2020; however, the facility will be replaced by a syndicated facility held by JP Morgan.  Refer to subsequent event note 17.

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At September 30, 2019
Remainder of 2019	$—
2022	68,375,000
$68,375,000

11.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 11(e)), there were no share transactions in the three and nine months ended September 30, 2019 and 2018.

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

A summary of the status of the plan as of September 30, 2019 is as follows:

	Time based share units	Performance based share units
Outstanding, December 31, 2018	1,045,250	1,500,000
Issued	1,137,500	—
Exercised	(150,250)	—
Forfeited	(115,000)	(550,000)
Expired	—	—
Outstanding, September 30, 2019	1,917,500	950,000
Vested	—	—
Expected to vest	1,917,500	550,000

During the nine months ended September 30, 2019, 150,250 time-based share units vested.  Additionally, the Company granted 1,137,500 time-based share units.  The weighted average fair value per unit for the time-based units was $2.70 per unit.  The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the nine months ended September 30, 2018, 197,750 time-based share units vested. The Company also issued 171,500 time-based share units and 150,000 performance-based share units.  The weighted average fair value per unit for the time-based units was $3.10 per unit and the weighted average fair value for the performance-based share units granted in the period was $2.78 per unit.  The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the three and nine months ended September 30, 2019, the Company recognized $624,366 (2018 – $744,532) and $124,595 (2018 - $2,200,964), respectively, in compensation expense in relation to share units.

(d)	Stock-option plan:

During the nine months ended September 30, 2019, 840,000 stock options were exercised.  Additionally, the Company granted 500,000 options in the nine months ended September 30, 2019.  The stock options vest evenly over 4 years.  At the time of grant, the fair value of the options was $1.43 per option.  The fair value per unit was derived using the Black-Scholes method of valuation with the key inputs in the model being a risk free rate of 1.61% and volatility of 63.05%.

During the three and nine months ended September 30, 2019, the Company recognized $82,113 (2018 - $nil) and $155,753 (2018 - $nil), respectively, in compensation expense in relation to options.

11.	Share capital (continued):
(e)	Normal Course Issuer Bid:

During the three months ended September 30, 2019, the Company repurchased 384,549 (2018 – 183,300) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $1,112,097 (CAD$1,466,297) (2018 - $565,831 (CAD$743,965)).

In the nine months ended September 30, 2019, the Company repurchased 1,357,979 (2018 – 579,900) of its shares for a total cost, including transaction fees, of $3,992,728 (CAD$5,306,896) (2018 - $1,608,348 (CAD$2,070,503)).  As at September 30, 2019, 1,338,979 of these shares had been cancelled with the remaining 19,000 shares cancelled on October 4, 2019.

(f)	Earnings (loss) per share:

The calculation of basic earnings per share for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the three months ended September 30,
	2019			2018
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$982,368	71,831,356	$0.014	$266,831	71,831,356	$0.004
Share options		422,043			1,153,177
Share units		545,743			484,840
Diluted	$982,368	72,799,142	$0.013	$266,831	73,469,373	$0.004

	For the nine months ended September 30,
	2019			2018
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$2,552,084	71,845,812	$0.036	$2,968,777	71,831,356	$0.041
Share options		742,909			1,119,336
Share units		434,423			354,708
Diluted	$2,552,084	73,023,144	$0.035	$2,968,777	73,305,400	$0.040

For the three months ended September 30, 2019, 590,144 options (2018 – 191,510) and 1,935,399 share units (2018 – 2,045,074) were excluded from the diluted weighted average number of common shares calculation.

For the nine months ended September 30, 2019, 475,560 options (2018 – 225,351) and 1,936,849 share units (2018 – 2,129,239) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.

12.	Net finance expense

Recognized in earnings in the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Finance expense:
Interest and accretion expense on borrowings	$848,369	$851,110	2,556,527	2,291,864
Accretion expense on earn-out obligation and deferred consideration	10,145	35,549	123,305	123,411
Amortization of deferred financing fees	65,091	65,091	195,273	195,272
Net change in fair value of financial liabilities at fair value through earnings (note 13)	181,805	673,125	2,771,238	236,275
Other	20,000	—	50,000	—
Total finance expense	$1,125,410	$1,624,875	5,696,343	2,846,822
Net finance expense	$1,125,410	$1,624,875	5,696,343	2,846,822

13.	Financial instruments:

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

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	September 30, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$973,094	$—	$—	$973,094
Total	$973,094	$—	$—	$973,094

Liabilities	December 31, 2018	Level 1	Level 2	Level 3
Earn-out obligation	$2,920,583	$—	$—	$2,920,583
Total	$2,920,583	$—	$—	$2,920,583

13.	Financial instruments (continued):

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the business combination, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset.  In the nine months ended September 30, 2019, the Company paid $4,795,822 as partial payment of the amount owing under its earn-out obligation; the Company expects to pay the remaining obligation of $973,094 within one year.  The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement and the use of a discount rate appropriate to the Company.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the nine months ended September 30, 2019, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in an increase of $2,771,238 for the nine months ended September 30, 2019 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

During the three months ended September 30, 2019, the Company recorded accretion expense of $nil (2018 - $15,938), in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk. During the nine months ended September 30, 2019, the Company recorded accretion expense of $77,095 (2018 - $49,978).

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2019	$2,920,583
Payment	(4,795,822)
Recorded in finance expense:
Accretion expense	77,095
Fair value adjustment	2,771,238
Balance as at September 30, 2019	$973,094

14.	Commitments and contingencies:

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

During the three and nine months ended September 30, 2019, the Company made product sales totaling $14,095 and $28,095, respectively (2018 - $7,285 and $22,685, respectively) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  The amount owed by this related party as of September 30, 2019 was $7,000 (2018 - $nil).

16.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services.  The revenues relating to geographic segments based on customer location, in United States dollars, for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Canada and other	$51,489	$56,065	$175,747	$167,253
United States	30,363,314	28,675,528	89,840,305	80,560,359
Total	$30,414,803	$28,731,593	$90,016,052	$80,727,612

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Commercial Insurers	$22,801,819	$22,077,401	$67,830,007	$61,492,066
Federal Insurers	5,040,136	3,948,549	14,408,155	10,866,851
Physicians	2,448,174	2,658,131	7,330,147	7,868,907
Other	124,674	47,512	447,743	499,788
Total	$30,414,803	$28,731,593	$90,016,052	$80,727,612

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at September 30, 2019 and December 31, 2018:

	2019	2018
Property and equipment:
Canada	$230,734	$276,621
United States	$36,006	26,670
Total	$266,740	$303,291
Intangible assets:
Canada	$31,226	$32,735
United States	$157,775,130	179,351,528
Total	$157,806,356	$179,384,263
Total assets:
Canada	$2,988,156	$9,293,796
United States	$193,445,013	209,694,200
Total	$196,433,169	$218,987,996

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the three and nine months ended September 30, 2019 and 2018.  The Company does not allocate expenses related to corporate activities.  These expenses are presented within “Other” to allow for reconciliation to reported measures.

	Three months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$27,966,629	$2,448,174	$—	$30,414,803
Operating costs	23,774,049	1,089,316	1,838,812	26,702,177
Operating income (loss)	$4,192,580	$1,358,858	$(1,838,812)	$3,712,626

16.	Segmented information (continued):

	Three months ended September 30, 2018
	Anesthesia services	Product sales	Other	Total
Revenue	$26,073,462	$2,658,131	$—	$28,731,593
Operating costs	21,405,928	1,181,976	1,644,356	24,232,260
Operating income (loss)	$4,667,534	$1,476,155	$(1,644,356)	$4,499,333

	Nine months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$82,685,905	$7,330,147	$—	$90,016,052
Operating costs	69,804,891	3,441,207	4,645,347	77,891,445
Operating income (loss)	$12,881,014	$3,888,940	$(4,645,347)	$12,124,607

	Nine months ended September 30, 2018
	Anesthesia services	Product sales	Other	Total
Revenue	$72,858,705	$7,868,907	$—	$80,727,612
Operating costs	59,105,405	3,757,518	4,497,757	67,360,680
Operating income (loss)	$13,753,300	$4,111,389	$(4,497,757)	$13,366,932

Additionally, the company incurs the following in each of its operating segments:

	Three months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$191,950	$—	$933,460	$1,125,410
Depreciation and amortization expense	$8,530,610	$5,383	$19,916	$8,555,909

	Three months ended September 30, 2018
	Anesthesia services	Product sales	Other	Total
Finance expense	$708,674	$—	$916,201	$1,624,875
Depreciation and amortization expense	$8,185,957	$17,055	$5,748	$8,208,760

	Nine months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$2,894,543	$—	$2,801,800	$5,696,343
Depreciation and amortization expense	$25,899,621	$19,936	$54,726	$25,974,283

	Nine months ended September 30, 2018
	Anesthesia services	Product sales	Other	Total
Finance expense	$359,686	$—	$2,487,136	$2,846,822
Depreciation and amortization expense	$23,079,832	$51,088	$17,060	$23,147,980

17.	Subsequent event:

On October 22, 2019, the Company entered into a new, three year revolving credit line which provides up to $200 million in borrowing capacity and represents an increase from the Company’s previous $100 million facility.  The new facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Debt to EBITDA ratio.  The facility is secured by the assets of the Company and matures on October 22, 2022.   The Company will be required to maintain a Debt to EBITDA ratio covenant of 3.0:1.0 and a Fixed Coverage ratio covenant of 3.0:1.0 under the terms of the facility.

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

Crystal River Anesthesia Associates LLC (“CRAA”) – July 2019

On July 22, 2019, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Crystal River Anesthesia Associates LLC (“CRAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $2,130,000.  The provisional allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition is $4,262,751.

Central Colorado Anesthesia Associates LLC (“CCAA”) – August 2019

On August 31, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Central Colorado Anesthesia Associates LLC not held by the Company.  The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $7,000,000 plus 49% of CCAA’s working capital as at August 31, 2019.  Additionally, the Company also incurred deferred acquisition costs of $18,658.

J.P. Morgan Facility – October 2019

On October 22, 2019, the Company entered into a new, three year revolving credit line which provides up to $200 million in borrowing capacity and represents an increase from the Company’s previous $100 million facility.  The new facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Debt to EBITDA ratio.

The lending syndicate for the new facility is led by JPMorgan Chase Bank, N.A. (“J.P. Morgan”) and also includes the Bank of Nova Scotia, U.S. Bank and Wells Fargo.

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

The conversion from IFRS to US GAAP resulted in adjustments to the Company’s balance sheet and statement of operations for the year ended December 31, 2017 as well as adjustments to the company’s interim balance sheets and statements of operations for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.  All financial data contained within this document has been restated and presented in accordance with US GAAP.  A summary of the impact of conversion from IFRS to US GAAP on the Company’s statement for the three and nine months ended September 30, 2018 is presented below:

	Three months ended September 30, 2018
	As previously reported (IFRS)	Adjustments	Restated (US GAAP)
Net and comprehensive income	$2,491,875	$(7,459)	$2,484,416
Attributable to:
Shareholders of the Company	263,706	3,125	266,831
Non-controlling interest	$2,228,169	$(10,584)	2,217,585

	Nine months ended September 30, 2018
	As previously reported (IFRS)	Adjustments	Restated (US GAAP)
Net and comprehensive income	$8,918,806	$(51,140)	$8,867,666
Attributable to:
Shareholders of the Company	2,993,413	(24,636)	2,968,777
Non-controlling interest	$5,925,392	$(26,503)	$5,898,889

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

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

SELECTED US GAAP FINANCIAL INFORMATION

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Anesthesia services revenue	$27,966,629	$26,073,462	7%	$82,685,905	$72,858,705	13%
Product sales revenue	$2,448,174	$2,658,131	(8)%	$7,330,147	$7,868,907	(7)%
Total revenue	30,414,803	28,731,593	6%	90,016,052	80,727,612	12%
Total operating expenses, including:	26,702,177	24,232,260	10%	77,891,445	67,360,680	16%
Depreciation and amortization expense	8,555,909	8,208,760	4%	25,974,283	23,147,980	12%
Stock based compensation expense	706,479	744,532	(5)%	280,348	2,200,964	(87)%
Operating income	3,712,626	4,499,333	(17)%	12,124,607	13,366,932	(9)%
Operating margin	12.2%	15.7%	(22)%	13.5%	16.6%	(19)%
Income from equity investment	(77,278)	—	NA	(416,584)	—	NA
Net finance expense	1,125,410	1,624,875	(31)%	5,696,343	2,846,822	100%
Tax expense	565,165	390,042	45%	736,052	1,652,444	(55)%
Net and comprehensive income	$2,099,329	$2,484,416	(16)%	$6,108,796	$8,867,666	(31)%
Attributable to:
Shareholders of the Company	$982,368	$266,831	268%	$2,552,084	$2,968,777	(14)%
Non-controlling interest[2]	$1,116,961	$2,217,585	(50)%	$3,556,712	$5,898,889	(40)%
Net cash provided by operating activities	$10,711,163	$11,912,199	(10)%	$32,669,879	$29,848,485	9%
Distributions to non-controlling interest	(3,615,819)	(4,149,200)	(13)%	(11,804,480)	(14,618,460)	(19)%
Net cash provided by operating activities less distributions to non-controlling interest	$7,095,344	$7,762,999	(9)%	$20,865,399	$15,230,025	37%
Earnings per share attributable to shareholders:
Basic	$0.014	$0.004		$0.036	$0.041
Diluted	$0.013	$0.004		$0.035	$0.040

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Total Adjusted operating expenses	$17,356,762	$15,219,988	14%	$50,582,441	$41,909,208	21%
Adjusted operating EBITDA – non - controlling interest[2]	3,666,296	4,996,303	(27)%	11,615,128	13,642,318	(15)%
Adjusted operating EBITDA - shareholders of the Company	9,391,746	8,515,302	10%	27,818,484	25,176,086	10%
Adjusted operating EBITDA - total	$13,058,041	$13,511,605	(3)%	$39,433,612	$38,818,404	2%
Adjusted operating EBITDA margin	42.9%	47.0%		43.8%	48.1%

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
[2] Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the three and nine months ended September 30, 2019 and 2018

Revenues for the three months ended September 30, 2019 were $30,414,803 compared to $28,731,593 for the three months ended September 30, 2018. The 6% increase is mainly attributable to revenue contributions from the anesthesia businesses acquired by the Company in 2019, along with acquisitions completed mid-year in fiscal 2018, offset by a decrease in revenues in the product business. Revenues for the nine months ended September 30, 2019 were $90,016,052 compared to $80,727,612 for the nine months ended September 30, 2018.

Revenues from anesthesia services for the three months ended September 30, 2019 were $27,966,629 compared to $26,073,462 for the three months ended September 30, 2018. The increase was primarily due to the Company’s anesthesia acquisitions throughout 2019 and 2018; however, there were additional factors which impacted the change in revenue between Q3 2019 and Q3 2018. The $1.9 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2019 and 2018 contributed $3.1 million of the increase when comparing the two periods.  This is comprised of growth from acquisitions completed in 2018 ($1.7 million) and growth from acquisitions completed in 2019 ($1.5 million);

•	organic case growth in our entities acquired prior to October 2018 of approximately $1.7 million;
•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased 2019 revenue by approximately $2.3 million when compared to 2018; and

•	the Company incurred a negative adjustment as a result of a change in estimate of approximately $0.7 million.

Revenues from anesthesia services for the nine months ended September 30, 2019 were $82,685,905 compared to $72,858,705 for the nine months ended September 30, 2018.  The $9.8 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2019 and 2018 contributed $13.9 million of the increase when comparing the two periods.  This is comprised of growth from acquisitions completed in 2018 ($11.0 million) and growth from acquisitions completed in 2019 ($2.9 million);

•	organic case growth in our entities acquired prior to 2018 of approximately $3.5 million;
•

executing contracts with non-contracted payors and changes in payor mix, primarily related to entities acquired prior to 2018, decreased 2019 revenue by approximately $6.3 million when compared to 2018; and

•	the Company incurred a negative adjustment as a result of a change in estimate of approximately $1.3 million.

As adjusted operating expenses1 are largely fixed in nature, changes in revenue primarily drive changes in operating income and adjusted operating EBITDA1.

In the quarter ended September 30, 2019, the anesthesia services segment serviced 88,733 patient cases compared to 71,800 patient cases during the quarter ended September 30, 2018.  In the nine months ended September 30, 2019, the anesthesia services segment services 250,890 patient cases compared to 195,843 patient cases during the nine months ended September 30, 2018. Patient cases exclude any patient cases at the Company’s equity held investment, TSA.

The tables below summarize our payor mix as a percentage of all patient cases for the three and nine months ended September 30, 2019 and 2018.

	Three months ended			Nine months ended
Payor	September 30, 2019	September 30, 2018	Change	September 30, 2019	September 30, 2018	Change
Commercial	57.8%	58.6%	-1.4%	57.8%	57.9%	-0.2%
Federal	42.2%	41.4%	2.0%	42.2%	42.1%	0.2%
Total	100.0%	100.0%		100.0%	100.0%

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

The payor mix for the three and nine months ended September 30, 2019 includes acquisitions completed during 2018 and 2019 and as a result is not directly comparable to the three and nine months ended September 30, 2018. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three and nine months ended September 30, 2019 and 2018, but exclude patient cases related to acquisitions completed in 2019 and 2018 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Nine months ended
Payor	September 30, 2019	September 30, 2018	Change	September 30, 2019	September 30, 2018	Change
Commercial	60.4%	59.3%	1.7%	59.8%	58.4%	2.3%
Federal	39.6%	40.7%	-2.6%	40.2%	41.6%	-3.3%
Total	100.0%	100.0%		100.0%	100.0%

Seasonality is driven by both patient cases and seasonal payor mix. As a result, revenue per patient will fluctuate quarterly. The seasonality of patient cases for fiscal 2018 is provided below for patient cases; it excludes patient cases relating to acquisitions completed in 2018 and is representative of expectations for seasonality mix in 2019.

Seasonality	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Patient cases	23.8%	25.2%	24.7%	26.3%

Revenues from product sales for the three months ended September 30, 2019 were $2,448,174 compared to $2,658,131 for the comparable period in 2018. Revenues from product sales for the nine months ended September 30, 2019 were $7,330,147 compared to $7,868,907 for the comparable period in 2018.  The decrease in product sales is the result of decreased sales of the CRH O’Regan System at previously trained practices due to changes in practice emphasis and to a lesser extent the introduction of competitive products.  At the end of 2018, we had initiated additional practice support initiatives, including a greater emphasis on re-training physicians in practices where usage has decreased.  We continue to engage in re-training initiatives where usage has decreased.  As of September 30, 2019, the Company has trained 3,099 physicians to use the O’Regan System, representing 1,177 clinical practices. This compares to 2,869 physicians trained, representing 1,099 clinical practices, as of September 30, 2018.

Total operating expenses

Total operating expense for the three months ended September 30, 2019 was $26,702,177 compared to $24,232,260 for the three months ended September 30, 2018. Total operating expense for the nine months ended September 30, 2019 were $77,891,445 compared to $67,360,680 for the nine months ended September 30, 2018.  The increase in operating expenses is largely driven by increases seen in total adjusted operating expense (refer to the “Total adjusted operating expenses – Non-GAAP section below), offset by decreases seen in amortization expense and stock-based compensation expense.

Amortization expense for the three months ended September 30, 2019 increased by 4.0% from 2018.  This is a result of incremental amortization expense related to asset acquisitions completed in the last half of 2018 and throughout 2019 and the related intangible assets that were acquired, offset by a small adjustment related to LWA.  Amortization expense for the nine months ended September 30, 2019 increased by 12% from the comparable period in 2018 for the same reasons.

Stock-based compensation expense for the three months ended September 30, 2019 decreased by 5% when compared to 2018.  This decrease is a result of a change in mix in the composition of awards held by the Company in the period.

Total adjusted operating expenses – Non-GAAP1

For the three months ended September 30, 2019, total adjusted operating expenses were $17,356,762 compared to $15,219,988 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, total adjusted operating expenses were $50,582,441 compared to $41,909,208 for the nine months ended September 30, 2018.  Increases in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business.

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Anesthesia services adjusted operating expenses for the three months ended September 30, 2019 were $15,035,726, compared to $13,046,659 for the three months ended September 30, 2018. Anesthesia services adjusted operating expenses for the nine months ended September 30, 2019 were $43,423,209, compared to $35,565,127 for the comparable period in 2018.  Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. The Company’s first anesthesia acquisition was in the fourth quarter of 2014, with twenty-one further acquisitions completed in 2015, 2016, 2017, 2018 and the first three quarters of 2019. As a result, the first three quarters of 2019 are not directly comparable to the comparable quarters of 2018, with the majority of the increase relating to operating expenses for acquired companies. Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, primarily increase as a result of the Company’s acquisition strategy.

Total adjusted operating expenses per case1 for the anesthesia segment were $169 per case for the three months ended September 30, 2019.  This rate per case is lower than the rate per case of $182 seen in the three months ended September 30, 2018. The decrease in expense per case is reflective of the leverage of our existing infrastructure as well as the cost profile of acquisitions completed in 2018 and 2019.  Total adjusted operating expenses per case for the anesthesia segment for the nine months ended September 30, 2019 were $173 per case compared to $182.

Product sales adjusted operating expenses for the three months ended September 30, 2019 were $1,002,070 compared to $1,064,824 for the three months ended September 30, 2018. Product sales adjusted operating expenses for the nine months ended September 30, 2019 were $3,185,768 compared to $3,428,884 for the nine months ended September 30, 2018.  In general, costs have decreased when compared to 2018 due to decreased spend on conferences as a result of a shift to more cost effective marketing initiatives as well as the introduction of a new, more cost effective, warehousing group.

Corporate adjusted operating expenses for the three months ended September 30, 2019 were $1,318,966 compared to $1,108,505 for the three months ended September 30, 2018. Corporate adjusted operating expense for the nine months ended September 30, 2019 were $3,973,464 compared to $2,915,197 for the comparable period in 2018.  The increase in corporate adjusted operating expense is a reflection of higher professional fees and employee related costs, and, in general, is reflective of the increasing complexity of our business which is also increasing our compliance costs. Non-recurring costs related to the departure and replacement of the Company’s CEO have been excluded from corporate adjusted operating expenses in the nine months ended September 30, 2019; these costs of approximately $930,000 are non-recurring and thus are not reflective of future expected operating costs.

Operating Income

Operating income for the three months ended September 30, 2019 was $3,712,626 compared to $4,499,333 for the same period in 2018.  Operating income for the nine months ended September 30, 2019 was $12,124,607 compared to $13,366,932.  The following schedule reconciles the changes in operating income between periods:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating income – comparable period 2018	$4,499,333	$13,366,932
Increase in period revenues	1,683,210	9,288,441
Increase in period adjusted operating expenses[1]	(2,136,774)	(8,673,233)
Increase in period amortization and depreciation expense	(347,151)	(2,826,303)
Decrease in period stock based compensation expense	38,052	1,920,612
Increase in period other non-recurring expenses	—	(930,918)
Increase in period acquisition expenses	(24,044)	(20,924)
Operating income - 2019	$3,712,626	$12,124,607

Changes in the company’s revenues and adjusted operating expenses1 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

Contributing to the decrease in operating income for the three months are incremental costs relating to acquired professional services agreements in 2018 and 2019, offset by slight decreases seen in stock-based compensation and acquisition expenses.  For the nine months ended September 30, 2019, incremental amortization costs of $2,826,303 offset by a reduction in stock based compensation expense of $1,920,616 contributed.  Additionally, the Company incurred incremental costs of $930,918 associated with the replacement of the Company’s CEO in the second quarter of 2019.

Anesthesia operating income for the three months ended September 30, 2019 was $4,192,580, a decrease of $474,954 from the same period in 2018. Anesthesia operating income for the nine months ended September 30, 2019 was $12,881,014, a decrease of $872,286 from the comparable period in 2018. The decrease in the quarter is primarily reflective of the decrease in adjusted operating EBITDA1 in the quarter (calculated above as revenues less adjusted operating expenses).

Product operating income for the three months ended September 30, 2019 was $1,358,858, a decrease of $117,297 from the same period in 2018. Product operating income for the nine months ended September 30, 2019 was $3,888,940, a decrease of $222,449 from the same period in 2018.  The decrease is primarily driven by the decline in revenues in the quarter, offset by the slight decrease in adjusted operating expenses1.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended September 30, 2019 was $9,391,746, an increase of $876,444 when compared to the three months ended September 30, 2018. Adjusted operating EBITDA attributable to shareholders of the Company for the nine months ended September 30, 2019 was $27,818,484, an increase of $2,642,398 when compared to the nine months ended September 30, 2018.  The increase in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the contributions from acquisitions completed in 2018 and 2019, offset by revenue rate changes from the impact of moving from non-contracted to a contracted status for commercial payors.  Adjusted operating EBITDA is also favorably impacted by the decrease in adjusted anesthesia operating expense per case.

Adjusted operating EBITDA attributable to non-controlling interest was $3,666,296 for the three months ended September 30, 2019, compared to $4,996,303 for the three months ended September 30, 2018. This comprises the non-controlling interests’ share of revenues of $7,270,706 and adjusted operating expenses of $3,604,410. Adjusted operating EBITDA attributable to non-controlling interest was $11,615,128 for the nine months ended September 30, 2019, compared to $13,642,318 for the comparable period in 2018.  This comprises the non-controlling interests’ share of revenues of $22,515,849 and adjusted operating expenses of $10,900,721.  Decreases in non-controlling interest is a result of revenue declines in our joint venture entities from executing contracts with non-contracted payors.  Additionally, the Company acquired the non-controlling 49% in Arapahoe and as of April 2, 2019, its financial results are included 100% in adjusted operating EBITDA attributable to shareholders.  Similarly, the non-controlling 49% interest in CCAA was acquired on August 31, 2019.

Total adjusted operating EBITDA was $13,058,041 for the three months ended September 30, 2019, a decrease of 3% from the same period in 2018. Total adjusted operating EBITDA was $39,433,612 for the nine months ended September 30, 2019, representing an increase of 2% from the same period in 2018.

Net finance (income) / expense

As a result of the Company’s debt facilities and long-term finance obligations, including its earn-out obligation, the Company has recorded a net finance expense of $1,125,410 for the three months ended September 30, 2019, compared to net finance expense of $1,624,875 for the three months ended September 30, 2018. Finance expense was $5,696,343 for the nine months ended September 30, 2019, compared to net finance expense of $2,846,822 for the same period in 2018. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments.  Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Finance expense:
Interest and accretion expense on borrowings	$848,369	$851,110	$2,556,527	$2,291,864
Accretion expense on earn-out obligation and deferred consideration	10,145	35,549	123,305	123,411
Amortization of deferred financing fees	65,091	65,091	195,273	195,272
Net change in fair value of financial liabilities at fair value through earnings	181,805	673,125	2,771,238	236,275
Other	20,000	—	50,000	—
Total finance expense	$1,125,410	$1,624,875	$5,696,343	$2,846,822
Net finance expense	$1,125,410	$1,624,875	$5,696,343	$2,846,822

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

During the three months ended September 30, 2019, the Company recognized a fair value adjustment of $181,805 in respect of its earn-out obligation.  During the nine months ended September 30, 2019, the Company recognized a fair value adjustment of $2,771,238 in respect of its earn-out obligation.  The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit, and the discount rate utilized.

Cash interest paid in the three months ended September 30, 2019 was $772,680 compared to $600,510 cash interest paid in the comparable period of 2018.  Cash interest paid in the nine months ended September 30, 2019 was $2,532,084 compared to $2,041,263 for the same period in 2018.  The increase in cash interest paid is reflective of the higher LIBOR rates in 2019 as well as average debt levels.  As at September 30, 2019, the Company owed $68,375,000 under the amended Scotia Facility as compared to $70,250,000 million owed at December 31, 2018.   On October 22, 2019, the Company entered into a new credit facility with JP Morgan Chase Bank, N.A. (“J.P. Morgan”).  This new facility reduces the interest rate payable by the Company by as much as 100bps to LIBOR plus 125 bps, up to LIBOR plus 175 bps, dependent upon the Company’s debt to EBITDA ratio.  As a result of the new facility, cash interest paid as a percentage of debt incurred may decrease in coming periods.

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

Income tax expense

For the three months ended September 30, 2019, the Company recorded an income tax expense of $565,165 compared to income tax expense of $390,042 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company recorded an income tax expense of $736,052 compared to income tax expense of $1,652,444 for the nine months ended September 30, 2018. Income tax expense relates only to income attributable to the Company’s shareholders.  In the year to date period, the Company experienced recoveries related to stock based compensation in Canada which has contributed to the decrease in tax expense when compared to the nine months ended September 30, 2018.

Net and comprehensive income (loss)

For the three months ended September 30, 3019, the Company recorded net and comprehensive income attributable to shareholders of the Company of $982,368 compared to net and comprehensive income attributable to shareholders of $266,831 for the three months ended September 30, 2018. The increase quarter over quarter is largely a reflection of the increase in adjusted operating EBITDA attributable to shareholders, in combination with a decrease in finance expense.  The decrease in net finance expense was driven by the absence of a significant fair value adjustment related to the Company’s earn-out obligation in the quarter; in the three months ended September 30, 2018, the fair value adjustment related to the Company’s earn-out was $673,125. For the nine months ended September 30, 3019, the Company recorded net and comprehensive income attributable to shareholders of the Company of $2,552,084 compared to net and comprehensive income attributable to shareholders of $2,968,777 for the nine months ended September 30, 2018.

Net and comprehensive income attributable to non-controlling interest was $1,116,961 for the three months ended September 30, 2019 and $3,556,712 for the nine months ended September 30, 2019.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2019				2018
(USD in thousands)	YTD	Q3 '19	Q2 ‘19	Q1 ‘19	YTD	Q3 '18	Q2 ‘18	Q1 ‘18
Net and comprehensive income	6,109	2,099	2,619	1,391	8,868	2,484	3,226	3,157
Net finance (income) expense	5,696	1,125	2,179	2,392	2,847	1,625	609	612
Equity income	(417)	(77)	(214)	(125)	—	—	—	—
Income tax expense (recovery)	736	565	4	167	1,652	390	593	669
Operating income	12,125	3,713	4,587	3,825	13,367	4,499	4,428	4,439
Amortization expense	25,892	8,528	8,723	8,641	23,077	8,185	7,695	7,196
Depreciation and related expense	82	28	27	27	71	24	25	23
Stock based compensation	280	706	(990)	564	2,201	745	719	738
Acquisition expenses[1]	123	83	20	20	103	59	26	18
Other non-recurring items[2]	931	—	931	—	—	—	—	—
Total adjusted operating EBITDA	39,434	13,058	13,298	13,077	38,818	13,512	12,893	12,414
Adjusted operating EBITDA attributable to:
Shareholders of the Company	27,818	9,392	9,661	8,766	25,176	8,515	8,429	8,232
Non-controlling interest	11,615	3,666	3,638	4,311	13,642	4,996	4,464	4,182

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted Operating EBITDA Margin

	2019				2018
(USD in thousands)	YTD	Q3 '19	Q2 ‘19	Q1 ‘19	YTD	Q3 '18	Q2 ‘18	Q1 ‘18
Revenue	90,016	30,415	30,482	29,119	80,728	28,732	27,331	24,666
Operating income	12,125	3,713	4,587	3,825	13,367	4,499	4,428	4,439
Operating margin	13.5%	12.2%	15.0%	13.1%	16.6%	15.7%	16.2%	18.0%
Amortization expense	28.8%	28.0%	28.6%	29.7%	28.6%	28.5%	28.2%	29.2%
Depreciation and related expense	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	0.3%	2.3%	(3.2)%	1.9%	2.7%	2.6%	2.6%	3.0%
Acquisition expenses[1]	0.1%	0.3%	0.1%	0.1%	0.1%	0.2%	0.1%	0.1%
Other non-recurring items[2]	1.0%	0.0%	3.1%	(—)%	(—)%	(—)%	(—)%	(—)%
Total adjusted operating EBITDA margin	43.8%	42.9%	43.6%	44.9%	48.1%	47.0%	47.2%	50.3%

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted operating expenses

	2019				2018
(USD in thousands)	YTD	Q3 '19	Q2 ‘19	Q1 ‘19	YTD	Q3 '18	Q2 ‘18	Q1 ‘18
Anesthesia services expense	69,805	23,774	23,471	22,559	59,105	21,406	19,957	17,743
Amortization expense	(25,891)	(8,527)	(8,722)	(8,641)	(23,075)	(8,184)	(7,694)	(7,196)
Depreciation and related expense	(9)	(3)	(3)	(3)	(5)	(2)	(2)	(1)
Stock based compensation	(359)	(125)	(117)	(117)	(358)	(114)	(132)	(112)
Acquisition expenses[1]	(123)	(83)	(20)	(20)	(103)	(59)	(26)	(18)
Anesthesia services – adjusted operating expense	43,423	15,036	14,609	13,779	35,565	13,047	12,102	10,416
Product sales expense	3,441	1,089	1,217	1,134	3,758	1,182	1,359	1,217
Amortization expense	(2)	(1)	(1)	—	(2)	(1)	(1)	(1)
Depreciation and related expense	(18)	(5)	(5)	(9)	(49)	(16)	(16)	(16)
Stock based compensation	(236)	(82)	(81)	(73)	(278)	(100)	(71)	(107)
Product sales - adjusted operating expense	3,186	1,002	1,131	1,053	3,429	1,065	1,271	1,093
Corporate expense	4,645	1,839	1,206	1,600	4,498	1,644	1,586	1,267
Amortization expense	—	—	-	—	—	—	—	—
Depreciation and related expense	(55)	(20)	(20)	(15)	(17)	(6)	(6)	(5)
Stock based compensation	314	(500)	1,188	(375)	(1,566)	(530)	(516)	(519)
Other non-recurring items[2]	(931)	—	(931)	—	—	—	—	—
Corporate - adjusted operating expenses	3,973	1,319	1,444	1,211	2,915	1,109	1,064	743
Total operating expense	77,891	26,702	25,895	25,294	67,361	24,232	22,902	20,226
Total adjusted operating expense	50,582	17,357	17,184	16,042	41,909	15,220	14,437	12,252

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted operating expense per cASE – Anesthesia segment

	2019				2018
(USD in thousands, except case and per case amounts)	YTD	Q3 '19	Q2 ‘19	Q1 ‘19	YTD	Q3 '18	Q2 ‘18	Q1 ‘18
Anesthesia services – adjusted operating expense	43,423	15,036	14,609	13,779	35,565	13,047	12,102	10,416
Anesthesia cases serviced	250,890	88,733	84,656	77,501	195,843	71,800	66,537	57,506
Total adjusted operating expense per case - Anesthesia segment	173	169	173	178	182	182	182	181

Liquidity and Capital Resources

At September 30, 2019, the Company had $5,215,044 in cash and cash equivalents compared to $9,946,945 at the end of 2018.  The decrease in cash and equivalents is primarily a reflection of cash generated from operations, offset by repayment of debt, including partial repayment of the Company’s earn-out obligation and cash used to finance normal course issuer bid repurchases, acquisitions and timing of distributions to non-controlling interest during 2019.

Working capital was $18,162,192 at September 30, 2019 compared to working capital of $20,012,424 at December 31, 2018. The Company expects to meet its short-term obligations, including short-term obligations in respect of its earn-out obligation and deferred consideration through cash earned through operating activities.

The average number of days receivables outstanding at September 30, 2019 was 57 days. At December 31, 2018, the average number of days receivables outstanding was 54 days.  The Company continues to focus on this metric and expects it to decrease in the remainder of the year.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility.  As of September 30, 2019, the Company had a revolving credit facility with the Bank of Nova Scotia for $100 million, which was subsequently replaced with a $200 million revolving credit facility with J.P. Morgan.  The terms of the Company’s Scotia Facility is described below.

The Bank of Nova Scotia (“Scotia Facility”)

As at September 30, 2019, the Company had drawn $68,375,000 on the amended facility (2018 - $70,250,000).  The facility bears interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin.  At September 30, 2019, interest on the facility is calculated at LIBOR plus 2.25% on both the revolving and term portions of the facility.  The Facility is secured by the assets of the Company.  As at September 30, 2019, the Company is required to maintain the following financial covenants in respect of the Facility:

Financial Covenant	Required Ratio
Total funded debt ratio	2.50:1.00
Fixed charge coverage ratio	1.15:1.00

The Company is in compliance with all covenants at September 30, 2019. The Company’s facility matures on August 15, 2020 and has been replaced with a new credit facility with J.P. Morgan as of October 22, 2019. The new facility is a revolving credit line which provides up to $200 million in borrowing capacity and represents an increase from the Company’s previous $100 million facility.  The new facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Debt to EBITDA ratio. The facility is secured by the assets of the Company and matures on October 22, 2022.   The Company will be required to maintain a Debt to EBITDA ratio covenant of 3.0:1.0 and a Fixed Coverage ratio covenant of 3.0:1.0 under the terms of the new facility.

Cash provided by operating activities for the three months ended September 30, 2019 was $10,711,163 compared to $11,912,199 in the same period in fiscal 2018. Cash provided by operating activities less distributions to non-controlling interest was $7,095,344 for the three months ended September 30, 2019 and $7,762,999 for the same period in 2018.  Cash provided by operating activities for the nine months ended September 30, 2019 was $32,669,879 compared to $29,848,485 in the same period in fiscal 2018. Cash provided by operating activities less distributions to non-controlling interest was $20,865,399 for the nine months ended September 30, 2019 and $15,230,025 for the same period in 2018.  The increase in cash provided by operating activities is reflective of the Company’s adjusted operating EBITDA1 performance in the period.

Contractual Obligations and Contingent Liabilities

The Company’s near-term cash requirements relate primarily to interest payments, payments in respect of the Company’s remaining earn-out obligation which is scheduled for the second quarter of 2020, annual payments in respect of the deferred consideration in relation to the Austin acquisition, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. Based on the current business plan, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

There were no significant changes in the Company’s contractual commitments compared with those set forth in the Company’s Annual Report Form 10-K for the year ended December 31, 2018, except as noted below:

•	A portion of the Company’s earn-out obligation was repaid in the second quarter of 2019 ($4,795,822). The remaining obligation of $973,094 is scheduled for payment in the second quarter of 2020.
•	Upon adoption of the new US GAAP leasing standards, the Company’s contractual commitments in respect of operating leases are recorded on the balance sheet, effective January 1, 2019.
•	The new J.P. Morgan credit facility requires interest only payments; there are no principal repayments required under the new facility.

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Outstanding Share Data

As at September 30, 2019, there were 71,696,559 common shares issued and outstanding for a total of $55,598,273 in share capital.

As at September 30, 2019, there were 1,004,687 options outstanding at a weighted-average exercise price of $1.60 per share, of which 504,687 were exercisable into common shares at a weighted-average exercise price of $0.52 per share. As at September 30, 2019, there were 2,867,500 share units (“SUs”) issued and outstanding.

As at November 6, 2019, there were 71,491,259 common shares issued and outstanding, excluding shares held as treasury, for a total of $55,458,269 in share capital.

As at November 6, 2019, there were 1,004,687 options outstanding at a weighted-average exercise price of $1.61 per share, of which 504,687 were exercisable into common shares at a weighted-average exercise price of $0.52 per share. As at November 6, 2019, there were 2,867,500 share units (“Sus”) issued and outstanding.

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the design and operating effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Under the Company’s credit facilities with JPMorgan Chase Bank, N.A., syndicated with The Bank of Nova Scotia, U.S. Bank and Wells Fargo (the “Credit Facilities”), the Company has made various restrictive covenants to the lenders, including payment of interest and principal when due. The Credit Facilities are available for review on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.

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

We did not make sales of equity securities during our fiscal quarter ended September 30, 2019 that were not registered under the Securities Act.

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

10.1*	Credit Agreement, dated as of October 22, 2019, among the Registrant, as borrower, the other loan parties and lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**Certain portions of this exhibit (indicated by “[REDACTED]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRH MEDICAL CORPORATION

By:	/s/ Tushar Ramani, MD
Name:	Tushar Ramani, MD
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	November 7, 2019

By:	/s/ Richard Bear
Name:	Richard Bear
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 7, 2019