Form 10-K
period 2019-12-31
CRH Medical Corp
filed 2020-03-11
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE American was approximately $212.8 million.

The number of outstanding common shares of the registrant, no par value, as of March 10, 2020 was 71,603,584.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement related to its 2020 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CRH MEDICAL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2019

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “predict,” “potential,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•	Our ability to predict developments in payment rates and government regulation and manage our operations accordingly;
•	Our plans to successfully identify and complete corporate transactions and our other commercialization strategies;
•	The size of our addressable markets and our profitability;
•	The perceived merit of the CRH O’Regan System and our anesthesiology operations; and
•	Our ability to maintain or increase procedure volumes at our existing Ambulatory Surgery Centers (“ASCs”).

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•	Our ability to maintain our revenues and profit margins under our fee for service contracts and arrangements;
•	The absence of material adverse changes in our industry and the global economy;
•	Our ability to maintain strong relationships with our ASCs and other customers;
•	Our ability to identify, manage and integrate acquisitions;
•	Our ability to enforce the non-competition and other restrictive covenants in our agreements;
•	Our ability to successfully recruit and retain qualified anesthesia service providers and other independent contractors;
•	Our ability to comply with current and future regulatory standards;
•	Our ability to protect our intellectual property rights;
•	Our continued compliance with third-party intellectual property rights;
•	Our industry is already competitive and could become more competitive; and
•	Our ability to raise sufficient financing to support continued growth.

We believe there is a reasonable basis for our expectations and beliefs, but forward-looking statements are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•

Changes to payment rates or methods of third-party payors, including United States government healthcare programs, changes to the United States laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues;

•

We are subject to decreases in our revenue and profit margin under our fee for service contracts and arrangements, where we bear the risk of changes in volume, payor mix, radiology, anesthesiology, and pathology benefits, and third-party reimbursement rates;

•

We may or may not successfully identify and complete corporate transactions on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, or require significant management resources and significant charges;

•	Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management;
•	ASCs or other customers may terminate or choose not to renew their agreements with us;
•	If we are unable to maintain or increase anesthesia procedure volumes at our existing ASCs, the operating margins and profitability of our anesthesia segment could be adversely affected;
•	We may not be able to successfully recruit and retain qualified anesthesia service providers or other independent contractors;
•	We may be unable to enforce the non-competition and other restrictive covenants in our agreements;
•	We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations;
•	Changes in the medical industry and the economy may affect the Company’s business;
•

Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, could have a material, adverse impact on our business;

•	A significant number of our affiliated physicians could leave our affiliated ASCs;
•	Our industry is already competitive and could become more competitive;
•	Unfavorable economic conditions could have an adverse effect on our business;
•	The Company may not be successful in marketing its products and services;
•	Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide;
•	Congress or states may enact laws restricting the amount out-of-network providers of services can charge and recover for such services;
•

Our operations and financial results could be harmed by a national or localized outbreak of a highly contagious disease, and a pandemic outside of the United States could also adversely impact our business;

•

Adverse events related to our product or our services may subject us to risks associated with product liability, medical malpractice or other legal claims, insurance claims, product recalls and other liabilities, which may adversely affect our operations;

•	Our dependence on suppliers could have a material adverse effect on our business, financial condition and results of operations;
•	We may need to raise additional capital to fund future operations;
•	We are subject to various restrictive covenants and events of default under the Credit Facilities;
•	The Affordable Care Act (“ACA”) and potential changes to it may have a significant effect on our business;
•	The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business;
•	Government authorities or other parties may assert that our business practices violate antitrust laws;
•	If regulations or regulatory interpretations change, we may be obligated to re-negotiate agreements of our anesthetists, anesthesiologists or other contractors;
•	Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with increased leverage;
•	Failure to timely or accurately bill for services could have a negative impact on our net revenue, bad debt expense and cash flow;
•

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable requirements, our manufacturing or processing operations could be disrupted, our sales and profitability could suffer, and we may become subject to a wide variety of FDA enforcement actions;

•

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares;

•

Our industry is the subject of numerous governmental investigations into marketing and other business practices which could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, divert the attention of our management, and have an adverse effect on our financial condition and results of operations;

•	We may write-off intangible assets;
•	If we are unable to manage growth, we may be unable to achieve our expansion strategy;
•	The continuing development of our products and provision of our services depends upon us maintaining strong relationships with physicians;
•	Significant shareholders of the Company could influence our business operations, and sales of our shares by such significant shareholders could influence our share price;
•

We have a legal responsibility to the minority owners of the entities through which we own our anesthesia services business, which may conflict with our interests and prevent us from acting solely in our own best interests;

•	Our common shares may be subject to significant price and volume fluctuations;
•	Unfavorable changes or conditions could occur in the states where our operations are concentrated;
•	We may be subject to a variety of regulatory investigations, claims, lawsuits, and other proceedings;
•	Our anesthesia employees and third-party contractors may not appropriately record or document services that they provide;
•	If we are unable to adequately protect or enforce our intellectual property, our competitive position could be impaired;
•

If there is a change in federal or state laws, rules, regulations, or in interpretations of such federal or state laws, rules or regulations, we may be required to redeem our physician partners’ ownership interests in anesthesia companies under the savings clause in our joint venture operating agreements;

•	Our employees and business partners may not appropriately secure and protect confidential information in their possession;
•

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could significantly disrupt our operations and adversely affect our business and operating results;

•	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline;
•	We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the protection, use and disclosure of patient information;
•	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty;
•	Anti-takeover provisions could discourage a third party from making a takeover offer that could be beneficial to our shareholders;
•

We are an “emerging growth company” and a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors;

•	We do not intend to pay dividends on our common shares, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common shares;
•	Tax reform could have a material adverse effect on us;
•	Income tax audits and changes in our effective income tax rate could affect our results of operations;
•

The patent protection for our products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate revenues; and

•	We may face exposure to adverse movements in foreign currency exchange rates.

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

In 2014, CRH acquired Gastroenterology Anesthesia Associates, LLC (“GAA”), a full-service gastroenterology anesthesia company that provides anesthesia services for patients undergoing endoscopic procedures. Performing these procedures under anesthetic provides more comfort for patients and increases the operating efficiency of ASC’s. CRH has continued to leverage the capabilities it acquired through GAA to consolidate the highly fragmented gastroenterology anesthesia provider business. The Company’s goal is to establish itself as the premier provider of innovative products and essential services to GIs throughout the United States. Each of the Company’s two primary lines of business, the sale of medical products and the provision of anesthesia services, is discussed below. As of December 31, 2019, CRH has a majority ownership interest in 25 GI anesthesia practices in 11 U.S. states and services approximately 378,000 patient cases annually.

In 2019, the Company completed seven transactions. All transactions completed during 2019 have been included in the anesthesia segment of the Company. In January 2019, a subsidiary of the Company entered into a membership interest purchase agreement to acquire 100% of certain assets of Anesthesia Care Associates LLC, an anesthesia services provider in Indiana. In April 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Arapahoe Gastroenterology Anesthesia Associates LLC. In May 2019 a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire 55% of the ownership interest in South Metro Anesthesia Associates, an anesthesia services provider in Georgia. In July 2019 a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire 51% of the ownership interest in Crystal River Anesthesia Associates, an anesthesia services provider in Florida. In August 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Central Colorado Anesthesia Associates LLC. In November 2019, the Company entered into a membership interest purchase agreement to acquire an additional 36% interest in Triad Sedation Associates, LLC. In December 2019, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire 51% of the ownership interest in Florida Panhandle Anesthesia Associates LLC, an anesthesia services provider in Florida.

The CRH O’Regan System

Invented in 1997 by laparoscopic surgeon Dr. Patrick J. O’Regan, and cleared by the FDA in 2000, the CRH O’Regan System represents a significant advancement in rubber band ligation treatment of hemorrhoids. The technology was improved in the 2016 version, which added a new level of functionality for the practitioner and a new level of comfort and safety for the patient, by incorporating several new unique features to the CRH O’Regan System.

The CRH O’Regan System is an entirely disposable, single-use device for hemorrhoid treatment, as compared to previous metal instruments that were introduced in the 1950s and 1960s, before the advent of virulent, blood borne pathogens such as HIV and Hepatitis B and C. The CRH O’Regan System eliminates reprocessing challenges and concerns about cross-patient infection.

The ligator is a plastic plunger suction device resembling a syringe, with a built-in obturator to ease insertion, which allows for a band to be applied to a given hemorrhoid. This procedure can be performed under direct visualization with a specially designed anoscope or using a “touch” technique where the device is inserted up to a mark through the anus and directed to one of the hemorrhoid cushions, which is then banded.

What are Hemorrhoids?

Hemorrhoids are normal cushions of tissue and blood vessels in the lower rectum which normally play a role in maintaining continence. In a large number of people, these hemorrhoidal cushions undergo changes which typically lead to any number of perianal symptoms, including swelling, pain, and leakage. It is at this point when patients typically seek treatment for their hemorrhoidal disease.  Hemorrhoids are classified as either external or internal:

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

Internal – swollen and prolapsing vascular tissue that are inside of the anal opening, and which originates above the “Dentate Line.” When internal hemorrhoids become problematic, they may protrude out through the anus while straining or during defecation. A reference to “hemorrhoids” in a clinical setting is generally a reference to internal hemorrhoids.

Internal hemorrhoids fall into one of four “grades” depending on the degree of severity. Grade I hemorrhoids do not prolapse, and so very infrequently cause symptoms. These patients are usually treated with over the counter remedies and diet, and if any symptoms are present, they are typically self-limited. Grades I through IV are typically in need of treatment and rubber band ligation is the most frequent type of treatment utilized for Grade I and III disease, while most Grade IV patients require surgical intervention, which is quite costly and painful. Successful treatment of lesser grades of hemorrhoids may well prevent the development of Grade IV disease.

There are many presumed factors that may increase the likelihood of developing hemorrhoidal symptoms. These factors include aging, chronic constipation or diarrhea, pregnancy, hereditary issues, chronic straining during bowel movements and faulty bowel function due to overuse of laxatives or enemas. Hemorrhoid symptoms include: itching, bleeding, swelling, prolapse, leakage, and in patients with associated external hemorrhoids, lumps and pain.

According to the National Institute of Health, approximately 50% of the U.S. population will develop symptomatic hemorrhoids by age 50, and 75% will be symptomatic at some point during their lifetime.

According to the American Society of Colon and Rectal Surgeons, hemorrhoids are one of the most common ailments, with the onset typically occurring usually after age 20. The peak prevalence occurs between 45 and 65 years of age. Most patients with milder cases appear to suffer in silence, or may seek over-the-counter remedies, rather than turning to a medical professional.

Hemorrhoid Treatment Procedures

Rubber Band Ligation

A small rubber band is placed around the base of the hemorrhoid inside the rectum. The band cuts off circulation, the banded tissue sloughs within a few days, and scar tissue forms, preventing the tissue from prolapsing or causing symptoms. Rubber band ligation may be utilized for the vast majority of hemorrhoid patients.

The banding technique is the most widely accepted form of treatment. The CRH O’Regan System requires no bowel preparation, no anesthesia, is simple to perform, can be done in a doctor’s office, and is relatively inexpensive and effective.

Coagulation by use of infrared light (“IRC”)

Coagulation by use of infrared light causes the treated hemorrhoid tissue to coagulate, creating scar tissue that is intended to stop the prolapse, lessening the hemorrhoidal symptoms. It is mostly used for grade 1 or small grade II hemorrhoids.  IRC has been shown to be less effective than rubber band ligation, can be more expensive for the provider to use, and it typically requires more treatments with a higher recurrence rate.

Injection sclerotherapy with chemicals

With injection sclerotherapy, a doctor injects a chemical solution under the surface of the hemorrhoid. The solution causes inflammation and scarring of the tissue in an attempt to keep the hemorrhoidal tissue from causing symptoms. This technique is not widely used, and serious complications can occur if the solution is not injected precisely where it is needed.

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

A 2006 study was conducted to evaluate the effectiveness and complications associated with rubber band ligation using the CRH O’Regan System. The study included treatment for 60 patients and no major complications were noted. The study concluded that the CRH O’Regan System is associated with a good response and low complication rate. Minor early and late bleeding was reported in 10% and 6.7% of patients, respectively, but none was severe. Pain occurred in 6.7% of patients but was not severe. In all cases clinical and endoscopic improvement was observed and patients of all ages, including the elderly, were found to be tolerant to the procedure. The study concluded the technique is a safe and reliable treatment option.

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

In order to improve ease of use and patient comfort, the Company began distributing its upgraded ligator in 2016. The improved CRH O’Regan System incorporated a built-in obturator which eases insertion as well as limits the trauma that can be inflicted by utilizing an alternative device with an “open jaw.” The “anti-pinch” feature further adds to patient comfort, and a feature which helps to prevent misfires makes the device more reliable when treating patients.  These upgrades have improved the safety profile of the device and have further reduced patient pain and post-banding complaints.

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

An estimated 15 million colonoscopies are performed annually in the United States by approximately 14,000 GIs. Studies have shown that as many as 40% of colonoscopies demonstrate significant hemorrhoidal changes. Given that hemorrhoids are a common indication for seeking medical attention, they have also placed a considerable financial burden on the health care system. A recent study in the American Journal of Gastroenterology estimated that $2.4 billion in hemorrhoid related claims were accrued by 2.5 million employer insured patients in 2014. In equipping physicians with a definitive treatment option which reduces the frequency of repeated office visits and unnecessary screening, CRH also supports them in offering value-based care by reducing the costs associated with ineffective hemorrhoid treatment.

Given that gastroenterologists perform the majority of colonoscopies in the United States, CRH’s Direct-to-Physician Program specifically targets these providers because they are regularly diagnosing hemorrhoids and are able to adequately screen patients prior to the procedure. CRH is actively expanding the Direct-to-Physician Program by targeting the distribution of the CRH O’Regan System directly to the over 14,000 GIs practicing in the United States. CRH utilizes many methods to create awareness and demand for the CRH O’Regan System. Awareness is created through a number of channels and tactics, including key opinion leader endorsement and GI word-of-mouth; articles and advertisements in professional journals and publications; “Grand Rounds”-type presentations at academic institutions and Gastroenterology Fellowship Training Programs; exhibits and product demonstrations at GI conferences; and targeted email and direct mail campaigns. The information on the CRH O’Regan System website, including procedure videos and published research, also serves as an educational tool and an important source of awareness to the GI community. To date, CRH has provided training relating to the use of the CRH O’Regan System to approximately 3,200 GI’s at over 1,200 practices.

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

	CRH O’Regan System	McGiveny Ligator	Other Diposable Ligators	EZ Band	IRC	HET	Endoscopic Banding
Assistance required	No	Often	Often	No	Often	Often	Yes
Length of procedure	Approximately 1 minute	Approximately 5 - 15 minutes	Approximately 5 - 10 minutes	Approximately 1 minute	Approximately 5 - 10 minutes	Approximately 5 - 10 minutes	Approximately 10 - 30 minutes
Patient comfort	No Anoscope required, greater patient comfort. Obturator and anti-pinch design aids insertion and minimizes discomfort Least painful of available techniques	Anoscope and technique increase patient discomfort Much higher percentage of patients with post-banding pain using this technique.	Technique and multiple site banding increases patient discomfort	Open-cylinder device which can lead to excess anal tissue capture or painful insertion and may entirely preclude insertion in some patients with anal spasm/fissure No obturator	Anoscope and technique increases patient discomfort	Most patients receive anesthesia because of risk of discomfort. Bowel prep generally utilized	Requires bowel preparation and sedation Highest incidence of post-banding pain
Ease of Use by Physician	Easy to learn one handed technique	2 handed techniques required, instrumentation is more difficult to utilize	2 handed technique required	One handed technique	2 handed technique required	Requires specialized anoscope and grasping devices	Requires endoscope and multiple assistance
Cleaning	Disposable	Sterilization and maintenance required.	Disposable, significantly more waste with suction tubing canisters	Disposable	Disposable	Disposable	Sterilization and maintenance required
Additional Equipment/Capital Investment required	None	Up front instrument purchase Cleaning and sterilizing expense	Wall suction	Not required	Console unit to produce infrared	Current generator, surgical instrumentation, endoscopy suite	Endoscopic facility and associated equipment
Training	On-site physician one-on-one training	None	Non physician onsite and video	Webinar	Video	Non-physician onsite and video	Training included in some fellowships
Other Support	Marketing, operational, and “24/7/365” physician-provided consultative support	None	Very limited	Limited marketing materials	Patient education at additional cost	None	None
Cost	$70	Initial cost + cost of cleaning and maintenance	$30 – 75 (includes tubing and canisters)	$55	Initial investment plus cost per treatment of ~$60	Initial investment plus a per treatment cost >$600/procedure	$250 + cost of endoscopy, ASC, etc.

Foreign Operations

While the Company’s headquarters are in Vancouver, British Columbia, substantially all of the Company’s revenues from sales of the CRH O’Regan System are generated in the United States.

Regulatory Approval

The FDA, Health Canada, and comparable agencies in other foreign countries impose requirements upon the design, development, manufacturing, marketing and distribution of medical devices. The applicable regulations require clearance or approval before the devices can be sold. After the applicable approvals and/or clearances are granted the regulatory agencies require companies to comply with quality system requirements, investigate complaints, report and investigate certain adverse events and device malfunctions, comply with marketing restrictions and maintain annual registrations.

The Company has FDA 510(k) clearance (K963166 and K020702) for the United States and Medical Device License #65043 for Health Canada. These registrations are legal prerequisites for the Company to market and sell the CRH O’Regan Ligator, Anoscope and CRH O’Regan System in the United States and Canada, and many countries worldwide that accept these registrations. The Company sub-contracts the design and manufacture of its O’Regan products to a Canadian manufacturer that holds certification for CRH products to ISO13485:2016 MDSAP.  As the applicable holder, however, the Company remains responsible for compliance with the regulatory laws applicable to the manufacture and sale of the medical devices.

For a more fulsome description of the regulations applicable to the Company’s products and services, see the section below titled “Government Regulation.”

Operations and Manufacturing

The Company manages sub-contracted activities and Quality Management System activities to ensure compliance with the requirements of ISO 13485:2016 MDSAP and Current Good Manufacturing Practice and is committed to continuously improve the quality of our products and services to better satisfy the needs and expectations of our customers.

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

Revenue from the sale of the CRH O’Regan System was $10,078,843 and $10,959,215 for the years ended December 31, 2019 and 2018, respectively. Many healthcare plans in the United States have deductibles and other patient related costs for the treatment of hemorrhoids. As a result of these plans, and other factors, the Company may experience fluctuations in quarterly revenue.

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

As of December 31, 2019, our patent portfolio consists of 11 issued U.S. and foreign patents and 4 pending U.S. and foreign patent applications. Of these, our issued patents expire between approximately 2021 and 2034. Pursuant to an agreement dated May 8, 2001 as amended, the Company acquired the patent and all other rights to the CRH O’Regan Ligator from Dr. Patrick J. O’Regan, a former director of the Company, in exchange for common shares of the Company. The patent regarding the CRH O’Regan Ligator was registered in the name of the Company in the patent office on August 27, 2002. The CRH O’Regan System consists of the CRH O’Regan Ligator and the slotted Anoscope. The CRH O’Regan Ligator is a disposable, minimally invasive hemorrhoid banding device. The CRH O’Regan Ligator was patented in the United States by Dr. Patrick O’Regan.

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

Gastroenterology Anesthesia Services

In 2014, CRH added a full-service gastroenterology anesthesia service with the platform purchase of Gastroenterology Anesthesia Associates, LLC (“GAA”).  In all, CRH has since completed 25 anesthesia acquisitions to date. The Company provides anesthesia services for patients undergoing endoscopic procedures performed by GIs in Ambulatory Surgery Centers (“ASC’s”) in the United States. Most commonly this is propofol sedation for upper endoscopy and lower endoscopy procedures performed in ASCs. As part of each acquisition, the Company enters into a service agreement with each ASC to become the exclusive provider of anesthesia services at that location. In return, CRH undertakes to staff the facility with the appropriately trained and experienced anesthetists and board-certified anesthesiologists. The Company receives and records revenue through fee for service arrangements with commercial and government insurance providers. The serviced GI group or ASC is not responsible for payment for the procedure.

The Company currently provides anesthesia services in 58 GI-focused ASCs in 11 states, to more than 378,000 patients per year, using a team of more than 500 Certified Registered Nurse Anesthetists and Physician Anesthesiologists.

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

The Centers for Disease Control and Prevention (“CDC”) launched the Screen for Life: National Colorectal Cancer Action Campaign in 1999 with the goal of raising awareness about the importance of colorectal cancer screening. As of 2016, the program found that only 67.3% of U.S. adults were up to date with their colorectal screening. The campaign’s goal was to have 80% of the population between the ages of 50 and 75 up to date on their screening by 2018.

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

Commercialization Strategies

The Company’s anesthesia business strategy has been to establish itself as a high quality, reliable provider of anesthesia services to ASCs performing GI endoscopies. There are approximately 1,000 single-specialty-GI Medicare certified ASCs in the United States, of which the Company currently serves 58. The Company expects to further penetrate the market through its acquisition and partnering strategies, with the goal of increasing the number of facilities in which it serves.

As with GAA and the Company’s other 24 acquisitions, the Company seeks to acquire or partner with established GI-focused anesthesia groups. GI anesthesia acquisitions consist of either a 100% acquisition, joint venture acquisition, or other partnering structure where the Company acquires or obtains a controlling interest. The joint venture model allows the physician group to participate in the management of the anesthesia service, but also to realize value in a portion of their anesthesia business while retaining an ongoing revenue stream and reducing risk from an operational, regulatory, and reimbursement standpoint. The acquired anesthesia group provides anesthesia services to the partner ASC under a professional services agreement.

We believe there are many GI groups that lack the knowledge and resources to launch and maintain their own anesthesia group. To address these opportunities, the Company has created a Monitored Anesthesia Care (“MAC”) Development Program as an option for groups wishing to provide anesthesia services to their patients. This arrangement provides greater control over the anesthesia services through a co-management arrangement with the Company while also providing additional revenue for the physicians. These business arrangements include the initial development and ongoing management of the anesthesia group for a fee, equity or a combination of both. Additionally, CRH may be provided a future opportunity to purchase a controlling interest in the anesthesia group. In each case, the Company integrates the acquired professional service agreements into its established billing and staffing processes to maximize quality assurance and efficiencies.

There are some GI groups, for one reason or another, that may not be candidates for an acquisition but would still benefit from a relationship with CRH. This could include CRH’s typical joint venture model, but without a transaction. In other cases, a management agreement that simply provides management services for a fee is the most appropriate, and yet provides the basis of a relationship for a potential future transaction.

Overall, these acquisitions and other models generally experience annual volume growth, primarily driven by patient case growth of the referring GI group.

CRH provides an anesthesia services solution that integrates quickly with the GI group practice with little or no disruption. While the GIs are actively involved with CRH in establishing the anesthesia group, CRH’s involvement allows GIs to focus more on their core business of endoscopic procedures to achieve great results for their patients. In addition to the daily assistance in the management of the anesthesia group through billing, collections, staff recruitment, credentialing, and scheduling, those partnering with CRH take advantage of our quality assurance and quality improvement program, data collection and reporting, and patient questionnaires. We believe that all of these processes are critical to measuring quality and treatment outcomes, but without CRH, all of these processes can be a challenge for many GI practices to manage on their own.

CRH has established itself as a long-standing, trusted partner in the GI community through the CRH O’Regan System due to its focus on the patient and by providing a level of service to both the GI and practice staff that we believe is unparalleled in the industry. CRH Anesthesia Services continues to achieve this same high level of quality and service, while leveraging the relationships that have been established with approximately 3,200 GIs throughout the country to date.

As a result, we believe the Company has established its reputation as a high-quality provider of, anesthesia services, thereby fostering maintenance and adoption of its services. This may lead to other non-GI anesthesia opportunities in the future.

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

To support the independent needs of providers, the Company offers both full-time as well as intermittent work schedules and compensation structures. The Company has insourced recruitment to ensure alignment and focuses efforts on experienced providers, typically maintaining three or more years of clinical experience. A defined provider on-boarding process orients each provider to their respective facilities and clinical policies and procedures of the Company. Once onboarded, the ability to retain these providers resides in the Company’s competitive compensation and benefits, strong clinical support and expansive clinical opportunities across the broad portfolio of sites nationally.

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

Competition

The majority of GI ASCs are currently utilizing anesthesia services for its endoscopic procedures through groups affiliated with their GI practice. It is these groups the Company targets for acquisition or partnership. The remainder primarily utilize 3rd party management or staffing companies. These 3rd parties are generally small, fragmented, and not well-capitalized, offering a more limited opportunity for acquisition.

Those GI ASCs not currently utilizing anesthesia for its endoscopic procedures are targets for the Company’s MAC Development Program. Local 3rd party management and staffing companies compete for these programs, however they do not offer the GI ASCs the same breadth of services, nor the potential for a future acquisition.

Additionally, large GI practices, increasingly led by private equity groups, are active in acquiring and consolidating physician practices, including related ancillary services, such as GI anesthesia.  The Company believes its best-in-class offering provides a compelling service partnership opportunity to these platforms, allowing them to scale without being distracted by trying to resource and manage a non-core function.

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

The Company’s anesthesia services are dependent upon the continuous recruitment and retention of qualified Anesthetists and Anesthesiologists. As the demand for Anesthetists and Anesthesiologists in hospitals and non GI ASC’s increases, there is a potential for cost increases and competition for these resources. See the risk factor titled “Our ability to successfully recruit and retain qualified anesthesiologists or other independent contractors” in Item 1A.

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

We depend primarily on U.S. government, third party commercial and private and governmental third-party sources of payment for the services provided to patients. The amount we receive for our services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. For a description of the risks relating to changes in U.S. government health care programs, see the risk factors titled “Changes to payment rates or methods of third-party payors, including United States government healthcare programs, changes to the United States laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues”, “We are unable to predict the impact of health reform initiatives, including reform initiatives relating to the ACA”, and “Congress or states may enact laws restricting the amount out-of-network providers of services can charge and recover for such services” in Item 1A.

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

Revenue from anesthesia services was $110,306,431 and $101,790,165 for the years ended December 31, 2019 and 2018, respectively. This increase in anesthesia revenue was driven by organic growth in patient cases and deployment of available capital for acquisitions, and we expect these to be similar drivers in the future.

Research and Development

The Company is not engaged in any research and development activities.

Government Regulation

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the Federal Civil False Claims Act and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion.

The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Congress may again attempt to enact substantial or target changes to the ACA in the future. Additionally, Centers for Medicare & Medicaid Services (“CMS”) has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future.

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. These legal proceedings are likely to continue for several years, and the fate of the ACA will be unresolved and uncertain during this period.

In 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. Many candidates running for President of the United States are proposing sweeping changes to the U.S. healthcare system, including replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government.

If the ACA is repealed or further substantially modified by judicial, legislative or administrative action, or if implementation of certain aspects of the ACA are diluted, delayed or replaced with a “Medicare for All” or single payor system, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate or implementation of a single payor system, on us at this time.

The Medicare Access and CHIP Reauthorization Act

Medicare pays for most physician services based upon a national service-specific fee schedule. The Medicare Access and CHIP Reauthorization Act (“MACRA”) provided physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitioned to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in advanced APMs, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. Our affiliated physicians achieved bonus payments in 2020 through participation in the MIPS, although the amounts of such bonus payments is not currently known. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

“Surprise” Billing Legislation

“Surprise” medical bills arise when an insured patient receives care from an out-of-network provider resulting in costs that were not expected by the patient. The bill is a “surprise” either because the patient did not expect to receive care from an out-of-network provider, or because their cost-sharing responsibility is higher than the patient expected. For the past several years, state legislatures have been enacting laws that are intended to address the problems associated with surprise billing or balance billing.

More recently, Congress and President Trump have proposed bipartisan solutions to address this circumstance, either by working in tandem with, or in the absence of, applicable state laws. Several committees of jurisdiction in the U.S. House of Representatives and in the U.S. Senate have proposed solutions to address surprise medical bills, but it is unclear whether any of the proposed solutions will become law. In addition, state legislatures and regulatory bodies continue to address and modify existing laws on the same issue. Any state or federal legislation on the topic of surprise billing may have an unfavorable impact on out-of-network reimbursement that we receive. In addition, actual or prospective legislative changes in this area may impact, and may have impacted, our ability to contract with private payors at favorable reimbursement rates or remain in contract with such payors.

We cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that future legislation or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Employees

As of December 31, 2019, we had 44 employees supporting our CRH O’Regan business, CRH Anesthesia Management LLC and corporate operations.  In addition, we have 351 employed anesthesia providers, including 105 full-time, 6 part-time, and relationships with 241 independent contractors and other third party providers in connection with the Company’s anesthesia services business. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement. We consider our relationship with our employees and independent contractors to be excellent.

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

The Company has the following wholly-owned subsidiaries:

Subsidiary	Interest	Date of Incorporation	Jurisdiction of Incorporation
CRH Medical Corporation	100%	May 20, 2005	Delaware, U.S.
CRH Anesthesia Management LLC	100%	November 12, 2014	Delaware, U.S.
Gastroenterology Anesthesia Associates LLC (“GAA”) (1)	-	June 12, 2012	Georgia, U.S.
NC GAA, PC (“NC GAA”) (1)	-	March 18, 2015	North Carolina, U.S.
CRH GAA PLLC (“CRH GAA”) (1)	-	April 11, 2016	Texas, U.S.
CRH Anesthesia of Gainesville LLC	100%	October 31, 2014(2)	Florida, U.S.
CRH Anesthesia of Florida LLC	100%	April 7, 2014(2)	Florida, U.S.
CRH Anesthesia of Cape Coral LLC	100%	Jul 20, 2015	Florida, U.S.
CRH Anesthesia of Knoxville LLC	100%	August 14, 2015	Tennessee, U.S.
CRH Anesthesia of Colorado, LLC	100%	March 9, 2016(3)	Delaware, U.S.
Alamo Sedation Associates LLC	100%	August 17, 2017	Texas, U.S.
Shreveport Sedation Associates, LLC	100%	March 19, 2018	Louisiana, U.S.
CRH Anesthesia of Ohio, LLC	100%	March 23, 2018	Delaware, U.S.
CRH GAA of Washington, PLLC (“CRH GAAW”) (1)	-	July 3, 2018	Washington, U.S.
Lake Erie Sedation Associates, LLC	100%	September 4, 2018	Ohio, U.S.
CRH Anesthesia of Georgia,	100%	March 22, 2019	Georgia, U.S.
Anesthesia Care Associates, LLC	100%	August 16, 2011	Indiana, U.S.

(1)

The shares of GAA, NC GAA, CRH GAA, and CRH GAAW are owned by individual medical practitioners. The operations and corporate structure of these subsidiaries are governed by certain agreements, including loans by CRH Medical Corporation (Delaware) to the individual medical practitioners. These agreements, including the affirmative and negative covenants therein in favor of CRH, effectively provide CRH control of GAA, NC GAA, CRH GAA, and CRH GAAW.

(2)

On February 23, 2015, IPS of Gainesville, LLC changed its name to CRH Anesthesia of Gainesville LLC. On February 12, 2015, Coastal Anesthesia Providers, LLC changed its name to CRH Anesthesia of Sarasota LLC. Subsequently, its name was changed to CRH Anesthesia of Florida LLC.

(3)	On June 23, 2017, CRH Anesthesia of Arapahoe LLC changed its name to CRH Anesthesia of Colorado, LLC

The Company also holds ownership interests in the following subsidiaries:

Subsidiary	Interest (1)	Date of Incorporation	Jurisdiction of Incorporation
Macon Gastroenterology Anesthesia Associates LLC (“MGAA”)	65%	November 30, 2015	Georgia, U.S.
Knoxville Gastroenterology Anesthesia Associates LLC (“KGAA”)	51%	July 29, 2015	Tennessee, U.S.
Austin Gastroenterology Anesthesia Associates PLLC (“AGAA”)	51%	April 11, 2016	Texas, U.S.
Greater Boston Anesthesia Associates, PLLC (“GBAA”) (2)	65%	October 4, 2017	Massachusetts, U.S.
Arapahoe Gastroenterology Anesthesia LLC (“AGA”)	51%	March 8, 2016	Delaware, U.S.
Osceola Gastroenterology Anesthesia Associates LLC (“OGAA”)	60%	January 12, 2017	Florida, U.S.
DDAB LLC (“DDAB”)	51%	November 4, 2015	Georgia, U.S.
West Florida Anesthesia Associates LLC (“WFAA”)	55%	June 14, 2017	Florida, U.S.
Central Colorado Anesthesia Associates LLC (“CCAA”)	51%	June 16, 2017	Colorado, U.S.
Raleigh Sedation Associates LLC (“RSA”)	51%	August 29, 2017	North Carolina, U.S.
Western Ohio Sedation Associates, LLC (“WOSA”)	51%	March 19, 2018	Ohio, U.S.
Lake Washington Anesthesia Associates, PLLC (“LWA”)	51%	March 8, 2017	Washington, U.S.
Tennessee Valley Anesthesia Associates, LLC (“TVAA”)	51%	November 2, 2018	Tennessee, U.S.
Triad Sedation Associates, LLC (“TSA”)	51%	September 26, 2018	North Carolina, U.S.
South Metro Anesthesia Associates, LLC (“SMAA”)	55%	March 12, 2019	Georgia, U.S.
Crystal River Anesthesia Associates, LLC (“CRAA”)	51%	April 24, 2019	Florida, U.S.
Florida Panhandle Anesthesia Associates, LLC (“FPAA”)	51%	October 24, 2019	Florida, U.S.

(1)	As a result of the operating agreements for the above entities, the Company controls MGAA, KGAA, AGAA, GBAA, AGA, OGAA, DDAB, WFAA, CCAA, RSA, WOSA, LWA, TVAA, TSA, SMAA, CRAA and FPAA.
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

As the Medicare program transitions away from fee for service payment models and toward value-based payment methodologies, we may be required to make additional investments to receive maximum Medicare reimbursement or to avoid reduction in Medicare reimbursement. For example, in 2019, the Merit-Based Incentive Payment System which requires providers to implement and report certain quality measures, resulted in providers receiving payment adjustments of -5% to +1.7%, based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records.

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

Furthermore, with an increase in cost-sharing strategies employed by insurers, including high-deductible plans, higher co-pays and co-insurance limits, patient balances make up an increasing share of the Company’s revenue.  There can be no assurance that the collection of these patient-level balances will remain at a stable or predictable rate, particularly in a declining economy.  We may not be able to offset any declines in patient payments with increases in volumes, improved insurance reimbursement rates, or corresponding expense reductions, and may therefore experience adverse operating margins and declines in profitability.

We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby either reducing the payments we receive for our services, or in some cases, outright denying coverage of our services. The effect of cost containment trends will depend, in part, on our payor mix. We may not be able to offset reduced operating margins through cost reductions, increased volumes, the introduction of additional procedures or otherwise. In addition, future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors or other factors affecting payments for healthcare services may adversely affect our future revenues, operating margins, and profitability.

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

We operate a large number of anesthesia entities in many different markets. Each entity has a different mix of contracted and non-contracted relationships with commercial payors. In cases where our providers are not contracted, most payors have radiology, anesthesiology, and pathology provisions that limits the amount payable by patients when a non-contracted provider is utilized. In most cases, reimbursements we receive for anesthesia services are greater when we are non-contracted than they would be if we were contracted. As our anesthesia entities mature, we may choose or be required to enter into contracts with a majority of existing commercial payors which may result in decreased revenue, but our expenses may not decrease proportionately. Payors may also change the amount reimbursed for non-contracted providers which may also result in decreased revenue, but our expenses may not decrease proportionately.

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

Our professional service agreements with our partner ASCs currently range in duration from one year to 15 years and can be renewed if agreed upon by both parties and contain auto-renewal features. To date, with the exception of a contract in Sarasota, Florida, which was terminated as a result of an ASC closing, a contract in Gainesville, FL, which was not renewed by the facility amidst profitability concerns by the Company, and NC GAA contracts that the Company chose not to renew, all other professional service agreements have been renewed as required. Our contract with GAA-affiliated ASCs, currently our largest customer contributing 20% of our total revenue in 2019 and 20% of our total revenue in 2018, requires active renewal by November 2021.

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

We may not be able to successfully recruit and retain qualified anesthesia service providers or other independent contractors.

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

The healthcare industry in the United States is subject to extensive federal, state, and local laws, rules, and regulations relating to, among other things:

•	payment for services;
•	corporate practice of medicine;
•	conduct of operations, including fraud and abuse, anti-kickback, physician self-referral, and false claims prohibitions;
•	reporting of quality measures;
•	the manufacture and marketing of medical devices;
•	protection of patient information; and
•	medical waste disposal and environmental protection.

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

Congress or states may enact laws restricting the amount out-of-network providers of services can charge and recover for such services.

In 2019, Congress debated different measures intended to protect patients from “surprise” medical bills when services are furnished by providers who are not subject to contractual arrangements and payment limitations with the patient’s insurer. In addition, several states have enacted or are considering similar changes. For example, Florida and Texas have adopted their own balance billing laws that, in certain cases, prohibit out-of-network providers from billing patients in excess of in-network rates. These measures, if enacted, could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may have caused, payors to terminate their contracts with us and our affiliated practices, further affecting our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our operations and financial results could be harmed by a national or localized outbreak of a highly contagious disease, and a pandemic outside of the United States could also adversely impact our business.

If an epidemic or other public health crisis were to occur nationally or in an area in which we operate, our business and financial results could be adversely affected. If any of the ASC’s we service were involved, or perceived to be involved, in treating patients with a highly contagious disease, such as the 2019 Novel Coronavirus (COVID-19) patients might cancel or defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues and income. A pandemic outside of the United States could also adversely impact our business in ways that are difficult to predict. In the event that the current coronavirus outbreak, or any actions of governmental authorities take in connection with COVID-19, disrupts the production or supply of pharmaceuticals and medical supplies, our business could be adversely affected.

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

The occurrence of unanticipated serious adverse events or other safety problems could cause the governing agencies to impose significant restrictions on the indicated uses for which our product and services may be marketed, the distribution or sale of the product, or the provision of our services. In addition, post-market discovery of previously unknown safety problems or increased severity or significance of a pre-existing safety signal could result in withdrawal of the product from the market, product recalls or other material adverse effects on our operations.  It is our obligation to file reports with the FDA related to certain adverse health events or device malfunctions associated with our medical devices, and failure to do so could itself result in government action, including a Warning Letter, civil monetary penalty, product recall, in rem forfeiture proceeding, judicial injunction, or criminal prosecution.

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

Under the Company’s credit facilities with JP Morgan, syndicated with others (the “Credit Facilities”), the Company has made various restrictive covenants to the lenders, including payment of interest and principal when due. The Credit Facilities are available for review on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.

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

The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Congress may again attempt to enact material changes to the ACA in the future. Additionally, CMS has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal Court of Appeals upheld the district court’s conclusion that part of the ACA is unconstitutional, but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. These legal proceedings are likely to continue for several years, and the fate of the ACA will be unresolved and uncertain during this period. Actions by the Court of Appeals or eventually the Supreme Court of the United States could invalidate portions or all of the ACA. Changes resulting from these proceedings could have a material impact on our business. In the meantime, it also is possible that as a result of these actions, enrollment in healthcare exchanges could decline.

In 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. Many candidates running for President of the United States are proposing sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

MACRA contains numerous measures that could affect us, including, requirements that providers participate in the Quality Payment Program (“QPP”) that adjusts payments to providers under Medicare based on quality and cost of care, rather than solely on the quantity of procedures performed. MACRA requires providers to choose to participate in one of two payment formulas, MIPS or Alternative Payment Models (“APMs”).  MIPS allows eligible providers to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be penalized for underperforming against those same metrics and measures. As an alternative, providers can choose to participate in an Advanced APMs, and providers who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated providers will be eligible to receive bonus payments in 2020 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

The healthcare industry is subject to close antitrust scrutiny. In recent years, U.S. regulatory authorities have taken increasing steps to review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have material adverse effects on our business’ financial condition and results of operations.

If regulations or regulatory interpretations change, we may be obligated to re-negotiate agreements of our anesthetists, anesthesiologists or other contractors.

Due to regulations prohibiting the corporate practice of medicine, the shares of GAA, CRH GAA PLLC, W GAA and NC GAA, PC are owned by an individual medical practitioner. GAA, CRH GAA PLLC, W GAA and NC GAA, PC operations and corporate structures are governed by certain agreements, including a loan by CRH Medical Corporation to the individual medical practitioner. These agreements, including the affirmative and negative covenants therein in favor of CRH, effectively provide CRH control of GAA, CRH GAA PLLC, W GAA and NC GAA, PC. If certain regulations or regulatory interpretations change, particularly in relation to the medical practice and physician ownership, we will be obligated to adapt or re-negotiate our operating agreements to comply with such regulations. The cost of adapting or re-negotiating these agreements could be substantial. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet any future obligations to adapt or re-negotiate our operating agreements, if they arise.

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

A majority of our anesthesia services revenue in 2019 was generated by our operations in 10 states. In particular, Georgia, North Carolina, Massachusetts, Colorado and Texas accounted for approximately 63% of our anesthesia revenue in 2019. Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced reimbursements and government investigations, economic conditions, extreme weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our securities.

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

Our headquarters are located in Vancouver, British Columbia, where we lease and occupy 3,921 square feet of office space. The term of the lease for our headquarters expires in April 2020.  We are actively in negotiations to renew our Vancouver lease. We have two U.S. offices, located in Kirkland, Washington and Atlanta, Georgia, where we lease and occupy approximately 1,700 and 3,100 square feet of office space, respectively. These leased office spaces expire in December 2021 and April 2020, respectively. We expect our new Atlanta office lease to commence on June 1, 2020.

We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	NYSE American		TSX
	High	Low	High	Low
Quarter Ended	US$		C$
31-Dec-19	3.75	2.86	4.93	3.78
30-Sep-19	3.32	2.62	4.43	3.43
30-Jun-19	3.11	2.61	4.15	3.51
31-Mar-19	3.43	2.51	4.53	3.37
31-Dec-18	4.00	2.79	5.16	3.80
30-Sep-18	4.50	2.92	5.91	3.83
30-Jun-18	3.75	2.40	4.76	3.09
31-Mar-18	3.30	2.45	4.25	3.15

On March 10, 2020, the last reported sale price of our common shares on the NYSE American was $3.02 per share, and on the TSX was C$4.16 per share.

Holders

As of December 31, 2019, we had approximately 28 shareholders of record holding our common shares.  This number does not reflect the beneficial holders of our common shares who hold shares in street name through brokerage accounts or other nominees.

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

Issuer Purchases of Equity Securities

On November 6, 2017, our Board of Directors authorized us to repurchase up to 7,120,185 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 7, 2017 (the “Original Repurchase Plans”).

On November 5, 2018, our Board of Directors authorized the renewal of the Original Repurchase Plans and the repurchase of up to 7,044,410 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 5, 2018.

On November 6, 2019, our Board of Directors authorized the renewal of the Original Repurchase Plans and the repurchase of up to 6,974,495 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 6, 2019 (together with the Original Repurchase Plans, the “Repurchase Plans”).

During the fourth quarter of 2019, we repurchased a total of 249,600 common shares for $0.8 million at an average price of $3.04 per common share pursuant to the Repurchase Plans. Our repurchase activity during the fourth quarter of 2019 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31	165,900	$3.06	165,900	5,178,931
November 1 – 30	72,000	$3.02	72,000	6,930,595
December 1 – 31	11,700	$3.14	11,700	6,918,895
Total	249,600		249,600

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

Comment is restricted to beneficial owners of our common shares each of whom, at all relevant times and for purposes of the Canadian Tax Act and the Convention: (i) is neither resident nor deemed to be resident in Canada; (ii) is resident solely in the United States and is entitled to benefits of the Convention; (iii) does not use or hold, and is not deemed to use or hold, our common shares in, or in the course of, carrying on a business in Canada; (iv) deals at arm’s length with and is not affiliated with the Company; (v) holds our common shares as capital property; and (vi) is not an “authorized foreign bank” or an insurer that carries on business in Canada and elsewhere (each such holder, a “US Resident Holder”).  Generally, a US Resident Holder’s common shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, does not acquire, hold or dispose of (or is not deemed to have acquired, held or disposed of) our common shares in one or more transactions considered to be an adventure or concern in the nature of trade, and does not hold or use (or is not deemed to hold or use) our common shares in the course of carrying on a business of trading or dealing in securities.

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

Taxation of Dividends on Common Shares

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

Our common shares generally will not be “taxable Canadian property” to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a “designated stock exchange” for purposes of the Canadian Tax Act (which currently includes the TSX and the NYSE American), unless at any time during the 60-month period immediately preceding the disposition of the common shares the following two conditions are met concurrently: (a) (i) the US Resident Holder, (ii) persons with whom the US Resident Holder did not deal at arm’s length, (iii) a partnership in which the US Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships, or (iv) any combination of the persons and partnerships described in (i) through (iii), owned 25% or more of the issued shares of any class or series of the capital stock of the Company; and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly, from one or any combination of real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Canadian Tax Act), and options in respect of or interests in, or for civil law rights in, any such properties (whether or not such property exists).  In certain circumstances set out in the Canadian Tax Act, the common shares may be deemed to be “taxable Canadian property” as defined in the Canadian Tax Act.

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

This discussion does not purport to be a complete analysis of all of the potential U.S. federal income tax considerations that may be relevant to U.S. Holders in light of their particular circumstances. Further, it does not address any aspect of foreign, state, local or estate or gift taxation or the 3.8% surtax imposed on certain net investment income. U.S. Holders should consult their own tax advisor as to the U.S. federal, state, local, non-U.S. and any other tax consequences of the ownership and disposition of the common shares.

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

If a partnership or other pass-through entity holds our common shares, the U.S. federal income tax treatment of a partner, beneficiary, or other stakeholder will generally depend on the status of that person and the tax treatment of the pass-through entity. A partner, beneficiary, or other stakeholder in a pass-through entity holding the common shares should consult its own tax advisor with regard to the U.S. federal income tax treatment of its investment in the common shares.

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

The amount of any dividend paid in Canadian dollars (including any amounts withheld to pay Canadian withholding taxes) will equal the U.S. dollar value of the Canadian dollars calculated by reference to the exchange rate in effect on the date the dividend is received by the U.S. Holder, regardless of whether the Canadian dollars are in fact converted into U.S. dollars. A U.S. Holder will have a tax basis in the Canadian dollars equal to their U.S. dollar value on the date of receipt. If the Canadian dollars received are converted into U.S. dollars on the date of receipt, the U.S. Holder generally should not be required to recognize foreign currency gain or loss in respect of the distribution. If the Canadian dollars received are not converted into U.S. dollars on the date of receipt, a U.S. Holder may recognize foreign currency gain or loss on a subsequent conversion or other disposition of the Canadian dollars. Such gain or loss will be treated as U.S. source ordinary income or loss.

A U.S. Holder may be entitled to deduct or credit Canadian withholding tax imposed on dividends paid to a U.S. Holder, subject to applicable limitations in the Code. For purposes of calculating a U.S. Holder’s foreign tax credit, dividends received by such U.S. Holder with respect to the common shares of a foreign corporation generally constitute foreign source income. However, and subject to certain exceptions, a portion of the dividends paid by a foreign corporation will be treated as U.S. source income for U.S. foreign tax credit purposes, in proportion to its U.S. source earnings and profits, if U.S. persons collectively own, directly or indirectly, 50% or more of the voting power or value of the foreign corporation’s common shares. If a portion of any dividends paid with respect to the common shares are treated as U.S. source income under these rules, it may limit the ability of a U.S. Holder to claim a foreign tax credit for any Canadian withholding taxes imposed in respect of such dividend, although certain elections under the Code and Convention may be available to mitigate these effects. Dividends distributed by the Company will generally constitute “passive category” income for U.S. foreign tax credit purposes. The rules governing the foreign tax credit are complex. U.S. Holders are urged to consult their own tax advisors regarding the availability of the foreign tax credit under their particular circumstances, including the impact of, and any exception available to, the special income sourcing rule described in this paragraph.

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

Passive Foreign Investment Company Rules

A foreign corporation will be considered a PFIC for any taxable year in which (1) 75% or more of its gross income is “passive income” under the PFIC rules or (2) 50% or more of the average quarterly value of its assets produce (or are held for the production of) “passive income.” For this purpose, “passive income” generally includes interest, dividends, certain rents and royalties, and certain gains. The Company does not currently believe that it was a PFIC for the prior taxable year or will be in the current or a foreseeable future taxable year. The determination as to whether we will be a PFIC for any taxable year, however, is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, our actual PFIC status for any taxable year is not determinable until after the end of such taxable year, and therefore cannot be predicted with certainty. Because of the above described uncertainties, there can be no assurance that the IRS will not challenge the determination made by us concerning our PFIC status or that we will not be a PFIC for any taxable year.  If we are classified as a PFIC in any year a U.S. Holder owns the commons shares, certain adverse tax consequences could apply to such U.S. Holder. Certain elections may be available (including a mark-to-market election) to U.S. Holders that may mitigate some of the adverse consequences resulting from the Company's treatment as a PFIC. U.S. Holders should consult their own tax advisors regarding the application of PFIC rules to their investments in the common shares.

Required Disclosure with Respect to Foreign Financial Assets

Certain U.S. Holders are required to report information relating to an interest in our common shares, subject to certain exceptions (including an exception for common shares held in accounts maintained by certain financial institutions), by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in the common shares. U.S. Holders should consult their own tax advisors regarding information reporting requirements relating to their ownership of the common shares.

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

Overview

CRH is a North American company focused on providing GIs with innovative services and products for the treatment of GI diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, GAA, which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with twenty-four additional acquisitions of GI anesthesia companies since GAA.

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

J.P. Morgan Facility – October 2019

On October 22, 2019, the Company entered into a new, three year revolving credit line which provides up to $200 million in borrowing capacity and represents an increase from the Company’s previous $100 million facility.  The new facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Total Leverage ratio.

The lending syndicate for the new facility is led by JPMorgan Chase Bank, N.A. (“J.P. Morgan”) and also includes the Bank of Nova Scotia, U.S. Bank and Wells Fargo.

Normal Course Issuer Bid Renewal – November 2019

On November 6, 2019, the Company received approval from the Toronto Stock Exchange (“TSX”) of its intention to renew its existing Normal Course Issuer Bid.  Pursuant to the bid, the Company may purchase for cancellation up to 6,974,495 of its common shares, or approximately 9.8% of the common shares outstanding as of October 31, 2019.  Purchases under the bid are subject to a daily restriction of 14,875 shares.  As of December 31, 2019, the Company has repurchased 1,607,579 common shares under both its previous and current normal course issuer bids for a total of $4,754,295 (CAD$6,313,347), including transaction fees.

Triad Sedation Associates LLC & Triad Support Services LLC (collectively “TSA”) – November 2019

Effective November 1, 2019, the Company entered into a membership interest purchase agreement to purchase an additional 36% interest in TSA, taking its ownership interest from 15% to 51%.  The purchase consideration, paid via cash, for the additional 36% interest was $3,185,843 plus deferred consideration of $627,645 and deferred acquisition costs of $15,173.  Upon completing the transaction CRH acquired control of TSA; the Company has consolidated the results of TSA from the date control was obtained, November 1, 2019.  On conversion from an equity method investment to consolidation, CRH revalued its investment in TSA, resulting in a gain of $1,318,769.  The provisional allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition is $8,891,711.

Florida Panhandle Anesthesia Associates LLC (“FPAA”) – December 2019

On December 17, 2019, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Florida Panhandle Anesthesia Associates LLC (“FPAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $2,725,000.  The provisional allocated cost of the exclusive professional service agreement which was acquired as part of this acquisition is $5,416,278.

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

The selected financial information provided below has been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

SELECTED US GAAP FINANCIAL INFORMATION

	2019	2018	% Change
Anesthesia services revenue	$110,306,431	$101,790,165	8%
Product sales revenue	10,078,843	10,959,215	(8)%
Total revenue	120,385,274	112,749,380	7%
Total operating expenses, including:	105,703,079	92,454,250	14%
Depreciation and amortization expense	35,009,070	31,486,055	11%
Stock based compensation expense	976,962	2,800,750	(65)%
Operating income	14,682,195	20,295,130	(28)%
Operating margin	12.2%	18.0%
Net finance expense	6,609,618	4,567,327	45%
Income from equity investment	(1,766,968)	—	NA
Tax expense	1,627,061	2,711,886	(40)%
Net and comprehensive income	$8,212,484	$13,015,917	(37)%
Attributable to:
Shareholders of the Company	3,771,163	4,679,921	(19)%
Non-controlling interest[1]	4,441,321	8,335,996	(47)%
Earnings per share attributable to shareholders:
Basic	$0.053	$0.064
Diluted	$0.052	$0.063

[1]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	2019	2018	% Change
Total Adjusted operating expenses	$68,681,627	$58,060,387	18%
Adjusted operating EBITDA – non-controlling interest[2]	15,080,425	18,856,198	(20)%
Adjusted operating EBITDA – shareholders of the Company	36,623,224	35,832,795	2%
Adjusted operating EBITDA – total	$51,703,649	$54,688,993	(5)%
Adjusted operating EBITDA margin	42.9%	48.5%

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.
[2]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Summary of Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2019.

Seasonality impacts quarterly anesthesia and product revenues. With our expenses primarily fixed, adjusted operating EBITDA margins will fluctuate quarterly. Seasonality also impacts net income as net income will fluctuate with fluctuations in adjusted operating EBITDA.1

(in 000’s of US$, except EPS)	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18
Anesthesia services revenue	27,621	27,967	28,026	26,693	28,931	26,073	24,677	22,109
Product sales revenue	2,749	2,448	2,456	2,426	3,090	2,658	2,654	2,557
Total revenue	30,369	30,415	30,482	29,119	32,022	28,732	27,331	24,666
Total operating expense	27,812	26,702	25,895	25,294	25,094	24,232	22,902	20,226
Adjusted operating expenses
Anesthesia services	15,588	15,036	14,609	13,779	13,554	13,047	12,102	10,416
Product sales	1,118	1,002	1,131	1,053	1,237	1,065	1,271	1,093
Corporate	1,393	1,319	1,444	1,211	1,361	1,108	1,064	743
Total adjusted operating expenses	18,099	17,357	17,184	16,042	16,151	15,220	14,437	12,252
Operating income	2,558	3,713	4,587	3,825	6,928	4,499	4,428	4,439
Operating margin	8%	12%	15%	13%	22%	16%	16%	18%
Adjusted operating EBITDA - non- controlling interest[2]	3,465	3,666	3,638	4,311	5,215	4,996	4,464	4,182
Adjusted operating EBITDA- shareholders of the Company	8,805	9,392	9,661	8,766	10,656	8,515	8,429	8,231
Adjusted operating EBITDA - total	12,270	13,058	13,298	13,077	15,871	13,512	12,893	12,414
Adjusted operating EBITDA margin	40%	43%	44%	45%	50%	47%	47%	50%
Net finance (income) expense	913	1,125	2,179	2,392	1,721	1,625	609	612
Income tax expense (recovery)	891	565	4	167	1,059	390	593	669
Net income	2,104	2,099	2,619	1,391	4,148	2,484	3,226	3,157
Net income attributable to:
Shareholders of the Company	1,219	982	1,647	(77)	1,711	267	1,291	1,411
Non-controlling interest[2]	885	1,117	972	1,468	2,437	2,218	1,935	1,746
Adjusted Operating EBITDA per share attributable to shareholders
Basic	0.123	0.131	0.133	0.122	0.146	0.116	0.116	0.113
Diluted	0.121	0.129	0.131	0.120	0.143	0.114	0.114	0.111
Earnings (loss) per share attributable to shareholders
Basic	0.017	0.014	0.023	(0.001)	0.023	0.004	0.018	0.019
Diluted	0.017	0.013	0.022	(0.001)	0.023	0.004	0.017	0.019

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

[2]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues for the year ended December 31, 2019 were $120,385,274 compared to $112,749,380 for the year ended December 31, 2018. The 7% increase is mainly attributable to revenue contributions from the anesthesia businesses acquired by the Company in 2019, along with acquisitions completed mid-year in fiscal 2018. Revenues for the three months ended December 31, 2019 reflect the revenue contributions from anesthesia businesses acquired during 2019 and were $30,369,223, a decrease of 5% or $1,652,545 when compared to the three months ended December 31, 2018.

Revenues from anesthesia services for the year ended December 31, 2019 were $110,306,431 compared to $101,790,165 for the year ended December 31, 2018. The increase was primarily due to the Company’s anesthesia acquisitions throughout 2019 and 2018; however, there were additional factors which impacted the change in revenue between fiscal 2019 and fiscal 2018. The $8.5 million increase in revenue from the prior period is reflective of the following:

•

growth through acquisitions completed in 2018 and 2019 contributed $14.7 million of the increase when comparing the two periods.  This is comprised of growth from acquisitions completed in 2018 ($9.5 million) and growth from acquisitions completed in 2019 ($5.2 million);

•	organic case growth in our entities acquired prior to December 2018 of approximately $4.5 million;
•

changes in non-contract payor reimbursement strategies and payor mix, primarily related to entities acquired prior to 2018, decreased 2019 revenue by $9.4 million or approximately 9% when compared to 2018; and

•	the Company incurred a negative adjustment as a result of a change in estimate of approximately $1.3 million.

Anesthesia revenues for the three months ended December 31, 2019 were $27,620,526 compared to $28,931,460 for the three months ended December 31, 2018. The $1.3 million decrease in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 contributed $2.8 million when comparing the two periods;
•	organic case growth in our entities acquired prior to December 2018 of approximately $0.9 million;
•

changes in non-contract payor reimbursement strategies and payor mix, primarily related to entities acquired prior to 2018, decreased revenue in the fourth quarter of 2019 by $3.4 million or approximately 12% when compared to the fourth quarter of 2018; and

•	the Company incurred a negative adjustment as a result of a change in estimate of approximately $1.6 million.

As adjusted operating expenses are largely fixed in nature, changes in revenue primary drive changes in operating income and adjusted operating EBITDA.1

In the year ended December 31, 2019, the anesthesia services segment serviced 345,393 patient cases compared to 276,766 patient cases during the year ended December 31, 2018. Patient cases serviced in the fourth quarter of 2019 were 94,503 compared to 80,923 patient cases in the fourth quarter of 2018.

The tables below summarize our approximate payor mix as a percentage of all patient cases for the years ended December 31, 2019 and 2018 and for the fourth quarters of 2019 and 2018.

	Three months ended			Years ended
Payor	December 31, 2019	December 31, 2018	Change	December 31, 2019	December 31, 2018	Change
Commercial	60.7%	62.8%	(3.3)%	58.8%	59.3%	(0.8)%
Federal	39.3%	37.2%	5.6%	41.2%	40.7%	1.2%
Total	100.0%	100.0%		100.0%	100.0%

The payor mix for the three months and year ended December 31, 2019 includes acquisitions completed during 2019 and 2018 and as a result is not directly comparable to the three months and year ended December 31, 2018. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three months and year ended December 31, 2019 and 2018, but exclude patient cases related to acquisitions completed in 2018 and 2019 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Years ended
Payor	December 31, 2019	December 31, 2018	Change	December 31, 2019	December 31, 2018	Change
Commercial	63.5%	63.7%	(0.3)%	60.8%	59.8%	1.7%
Federal	36.5%	36.3%	0.6%	39.2%	40.2%	(2.5)%
Total	100.0%	100.0%		100.0%	100.0%

The table below summarizes our approximate payor mix as a percentage of all patient cases for the year ended December 31, 2019, by quarter, and excludes patient cases related to acquisitions completed in 2018 and 2019 as inclusion of these acquisitions would reduce the comparability of the date presented.

Payor	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Commercial	63.5%	60.4%	59.3%	59.6%
Federal	36.5%	39.6%	40.7%	40.4%
Total	100.0%	100.0%	100.0%	100.0%

Seasonality is driven by both patient cases and seasonal payor mix. As a result, revenue per patient will fluctuate quarterly. The seasonality of patient cases for fiscal 2019 is provided below for organic patient cases; it excludes patient cases relating to acquisitions completed in 2019.

Seasonality	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Patient cases	26.3%	25.4%	25.2%	23.2%

Revenues from product sales for the year ended December 31, 2019 were $10,078,843 compared to $10,959,215 for 2018. The decrease in product sales is the result of decreased sales of the CRH O’Regan System at previously trained practices due to changes in practice emphasis and to a lesser extent the introduction of competitive products.  Throughout 2019 we have initiated additional practice support initiatives, including a greater emphasis on re-training physicians in practices where usage has decreased.  We continue to engage in re-training initiatives where usage has decreased.  As of December 31, 2019, the Company has trained 3,158 physicians to use the O’Regan System, representing 1,209 clinical practices. This compares to 2,944 physicians trained, representing 1,124 clinical practices, as of December 31, 2018.

Total operating expenses

Total operating expense for the year ended December 31, 2019 was $105,703,079 compared to $92,454,250 for the year ended December 31, 2018.  Total operating expense for the three months ended December 31, 2019 was $27,811,635 compared to $25,093,657 for the three months ended December 31, 2018.  The increase in operating expenses is largely driven by increases seen in total adjusted operating expense (refer to the “Total adjusted operating expenses – Non-GAAP section below) as well as increases in amortization expense related to acquisitions completed in 2019 and throughout 2018, offset by a decrease in stock-based compensation expense.

Amortization expense increased by 11% from 2018.  This is a result of acquisitions completed in 2018 and 2019 and the related intangible assets that were acquired.  Stock-based compensation expense decreased by 65% when compared to 2018.  This decrease is largely due actual forfeitures experienced in Q2 2019, primarily related to the departure and replacement of the Company’s CEO on April 9, 2019.

Total adjusted operating expenses – Non-GAAP1

For the year ended December 31, 2019, total adjusted operating expenses were $68,681,627 compared to $58,060,387 for the year ended December 31, 2018. For the three months ended December 31, 2019, total adjusted operating expenses were $18,099,185 compared to $16,151,179 for the three months ended December 31, 2018. Increases in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business.

Anesthesia services adjusted operating expenses for the year ended December 31, 2019 were $59,011,532, compared to $49,119,072 for the year ended December 31, 2018. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. The Company’s first anesthesia acquisition was in the fourth quarter of 2014, with twenty-four further acquisitions completed in 2015, 2016, 2017, 2018 and 2019. As a result, fiscal 2019 is not directly comparable to 2018, with the majority of the increase relating to operating expenses for acquired companies. Though revenue may fluctuate significantly, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, increase as a result of the Company’s acquisition strategy.  Total adjusted operating expenses per case for the anesthesia segment were $171 per case for the year ended December 31, 2019, as compared to $177 per case for the year ended December 31, 2018. The decrease in expense per case is reflective of the leverage of our existing infrastructure and the cost profile of acquisitions completed in fiscal 2019.   Anesthesia services adjusted operating expenses for the three months ended December 31, 2019 were $15,588,323 compared to $13,553,945 for the three months ended December 31, 2018.  Total adjusted operating expenses per case were $165 per case for the three months ended December 31, 2019, slightly lower than the three months ended December 31, 2018.

Product sales adjusted operating expenses for the year ended December 31, 2019 were $4,303,630 compared to $4,665,616 for the year ended December 31, 2018. In general, costs have decreased when compared to 2018 due to decreased spend on conferences as a result of a shift to more cost effective marketing initiatives as well as the introduction of a new, more cost effective warehousing group. Product sales adjusted operating expenses for the three months ended December 31, 2019 were $1,117,862 compared to $1,236,732 for the three months ended December 31, 2018.

Corporate adjusted operating expenses for the year ended December 31, 2019 were $5,366,464 compared to $4,275,699 for the year ended December 31, 2018. The increase in corporate adjusted operating expense is a reflection of higher professional fees and employee related costs, and, in general, is reflective of the increasing complexity of our business which is also increasing our compliance costs. Non-recurring costs related to the departure and replacement of the Company’s CEO have been excluded from corporate adjusted operating expenses for the year ended December 31, 2019; these costs of approximately $930,000 are non-recurring and thus are not reflective of future expected operating costs.  Corporate adjusted operating expenses for the three months ended December 31, 2019 were $1,393,000 compared to $1,360,502 for the three months ended December 31, 2018.

Operating Income

Operating income for the year ended December 31, 2019 was $14,682,195 compared to $20,295,130 for the same period in 2018. Operating income for the three months ended December 31, 2019 was $2,557,588 compared to $6,928,201 for the comparable period in 2018.  The following schedule reconciles the changes in operating income between periods:

	Year ended December 31, 2019	Quarter ended December 31, 2019
Prior period operating income	$20,295,130	$6,928,201
Increase (decrease) in period revenues	7,635,896	(1,652,545)
Increase in period adjusted operating expenses[1]	(10,621,240)	(1,948,006)
Increase in period amortization and depreciation expense	(3,523,015)	(696,710)
(Increase) decrease in period stock based compensation expense	1,823,786	(96,830)
Increase in other non-recurring expenses	(930,917)	—
Decrease in period acquisition expenses	2,555	23,478
Current period operating income	$14,682,195	$2,557,588

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Changes in the company’s revenues and adjusted operating expenses1 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

Contributing to the decrease in operating income for the year are incremental amortization costs related to the acquired professional service agreements relating to acquisitions completed in 2018 and 2019 of $3,523,015 offset by decreases in stock based compensation expense of $1,823,786.  Additionally, the Company incurred incremental costs of $930,917 associated with the replacement of the Company’s CEO in the second quarter of 2019.

Contributing to the decrease in operating income for the quarter are incremental amortization costs related to the acquired professional service agreements relating to acquisitions completed in 2019 of $696,710 and an increase in stock based compensation expense of $96,830.

Anesthesia operating income for the year ended December 31, 2019 was $15,800,392, a decrease of $4,910,621 from the same period in 2018. This decrease is primarily reflective of the incremental costs related to the amortization of acquired professional service agreements relating to acquisitions completed in 2018 and 2019, offset by the increase in operating EBITDA in the year (calculated above as revenues less adjusted operating expenses). Operating EBITDA, as described below, was impacted by declines in revenue rates for our non-contracted payors and thus was lower than experienced in the year ended December 31, 2018.  Anesthesia operating income for the three months ended December 31, 2019 was $2,919,379 compared to income of $6,957,715 for the three months ended December 31, 2018.

Product operating income for the year ended December 31, 2019 was $5,431,124, a decrease of $505,354 from the same period in 2018. The decrease is primarily driven by the decline in revenues in the year, offset by decreases seen in adjusted operating expenses. Product operating income for the three months ended December 31, 2019 was $1,542,183 compared to $1,825,090 for the three months ended December 31, 2018.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the year ended December 31, 2019 was $36,623,224, an increase of $790,429 from the year ended December 31, 2018. The increase in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the contributions from acquisitions completed in 2018 and 2019, offset by revenue rate changes as a result of changes in reimbursement strategies from our non-contracted commercial payors.  Adjusted operating EBITDA was also favorably impacted by the decrease in adjusted anesthesia operating expense per case.

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended December 31, 2019 was $8,804,741, a decrease of 17% from the same period in 2018.  The decrease is primarily a reflection of contributions from acquisitions completed in 2019, offset by revenue rate changes as a result of changes in reimbursement strategies from our non-contracted commercial payors.

Adjusted operating EBITDA attributable to non-controlling interest was $15,080,425 for the year ended December 31, 2019. This comprises the non-controlling interests’ share of revenues of $29,808,084 and adjusted operating expenses of $14,727,659 and is a decrease of $3,775,773. Similar to Adjusted operating EBITDA attributable to shareholders, the decrease is a reflection of the decrease in revenue rates in the period for commercial payors.  Adjusted operating EBITDA attributable to non-controlling interest was $3,465,297 for the three months ended December 31, 2019. This comprises the non-controlling interests’ share of revenues of $7,292,235 and adjusted operating expenses of $3,826,938.

Total adjusted operating EBITDA was $51,703,649 for the year ended December 31, 2019, a decrease of 5% from the same period in 2018. Total adjusted operating EBITDA was $12,270,038 for the three months ended December 31, 2019, a decrease of 23% from the same period in 2018.

Net finance (income) / expense

As a result of the Company’s debt facilities and long-term finance obligations, the Company has recorded a net finance expense of $6,609,618 for the year ended December 31, 2019, compared to a net finance expense of $4,567,327 for the year ended December 31, 2018. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments. Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

	2019	2018
Finance expense:
Interest and accretion expense on borrowings	$3,288,704	$3,168,762
Accretion expense on earn-out obligation and deferred consideration	133,450	166,575
Amortization of deferred financing fees	276,260	260,363
Net change in fair value of financial liabilities at fair value through earnings	2,861,204	971,627
Other	50,000	—
Total finance expense	$6,609,618	$4,567,327
Net finance expense	$6,609,618	$4,567,327
Net finance expense, excluding fair value adjustments	$3,748,414	$3,595,700

During the year ended December 31, 2019, the Company recognized a fair value adjustment of $2,861,204 in respect of its earn-out obligation.  The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit. During the three months ended December 31, 2019, the Company recognized a fair value adjustment of $89,966 in respect of its earn-out obligation.

Cash interest paid in the year ended December 31, 2019 was $3,055,374 compared to $3,180,808 cash interest paid in 2018.  As at December 31, 2019, the Company owed $69.3 million under its JP Morgan Facility as compared to $70.25 million owed at December 31, 2018 under its facility with the Bank of Nova Scotia. The Company anticipates that, in future, cash interest will fluctuate as the Company draws or repays on its Facility and as LIBOR rates fluctuate.

Income tax expense

For the year ended December 31, 2019, the Company recorded an income tax expense of $1,627,061 compared to income tax expense of $2,711,886 for the year ended December 31, 2018. Income tax expense relates only to income attributable to the Company’s shareholders. The Company recorded an income tax expense of $891,009 in the three months ended December 31, 2019 compared to $1,059,442 recorded in the three months ended December 31, 2018. The decrease in tax expense period over period is a reflection of the decrease in taxable income in the period.

Net and comprehensive income

For the year ended December 31, 2019, the Company recorded net and comprehensive income attributable to shareholders of the Company of $3,771,163 compared to net and comprehensive income attributable to shareholders of $4,679,921 for the year ended December 31, 2018. The decrease year over year is largely a reflection of the decrease in operating income in the period, offset by income and gains earned on its TSA equity investment.

For the three months ended December 31, 2019, the Company recorded net and comprehensive income attributable to shareholders of the Company of $1,219,079 compared to $1,711,144 for the same period in 2018.  The decrease period over period is largely a reflection of the decrease in operating income in the period offset by gains earned on its TSA equity investment.

Net and comprehensive income attributable to non-controlling interest was $4,441,321 for the year ended December 31, 2019 compared to $8,335,996. This reflects the business model adopted by CRH whereby recent acquisitions, though controlled by CRH, attribute a portion of income earned to non-controlling interests. Net and comprehensive income attributable to non-controlling interests was $884,610 for the three months ended December 31, 2019 compared to $2,437,108 for the three months ended December 31, 2018.  During the year, CRH acquired the remaining non-controlling interest in CCAA and Arapahoe, reducing net income attributable to non-controlling interest when compared to prior periods.  Additionally, the decrease in net and comprehensive income attributable to non-controlling interest is reflective of the decrease in adjusted operating EBITDA in the period.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2019					2018
(USD in thousands)	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18
Net and comprehensive income	8,213	2,104	2,099	2,619	1,391	13,016	4,148	2,484	3,226	3,157
Net finance (income) expense	6,609	913	1,125	2,179	2,392	4,567	1,720	1,625	609	612
Equity income	(1,766)	(1,350)	(77)	(214)	(125)	—	—	—	—	—
Income tax expense (recovery)	1,627	891	565	4	167	2,712	1,059	390	593	669
Operating income	14,683	2,558	3,713	4,587	3,825	20,295	6,928	4,499	4,428	4,439
Amortization expense	34,898	9,006	8,528	8,723	8,641	31,390	8,313	8,185	7,695	7,196
Depreciation and related expense	111	29	28	27	27	96	25	24	24	23
Stock based compensation	977	697	706	(990)	564	2,801	600	745	719	738
Acquisition expenses[1]	104	(19)	83	20	20	107	5	59	26	18
Other non-recurring items[2]	931	-	—	931	—	—	—	—	—	—
Total adjusted operating EBITDA	51,703	12,270	13,058	13,298	13,077	54,689	15,871	13,512	12,893	12,414
Adjusted operating EBITDA attributable to:
Shareholders of the Company	36,623	8,805	9,392	9,661	8,766	35,833	10,656	8,515	8,429	8,231
Non-controlling interest	15,080	3,465	3,666	3,638	4,311	18,856	5,215	4,996	4,464	4,182

[1]	Acquisition expenses relating to incomplete acquisitions-
[2]	Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted Operating EBITDA Margin

	2019					2018
(USD in thousands)	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18
Revenue	120,385	30,369	30,415	30,482	29,119	112,749	32,022	28,732	27,331	24,666
Operating income	14,682	2,558	3,713	4,587	3,825	20,295	6,928	4,499	4,428	4,439
Operating margin	12.2%	8.4%	12.2%	15.0%	13.1%	18.0%	21.6%	15.7%	16.2%	18.0%
Amortization expense	29.0%	29.7%	28.0%	28.6%	29.7%	27.8%	26.0%	28.5%	28.2%	29.2%
Depreciation and related expense	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	0.8%	2.3%	2.3%	(3.2)%	1.9%	2.5%	1.9%	2.6%	2.6%	3.0%
Acquisition expenses[1]	0.1%	-0.1%	0.3%	0.1%	0.1%	0.1%	0.0%	0.2%	0.1%	0.1%
Other non-recurring items[2]	0.8%	(—)%	(—)%	3.1%	(—)%	(—)%	(—)%	(—)%	(—)%	(—)%
Total adjusted operating EBITDA margin	42.9%	40.4%	42.9%	43.6%	44.9%	48.5%	49.6%	47.0%	47.2%	50.3%

Adjusted operating expenses

	2019					2018
(USD in thousands)	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18
Anesthesia services expense	94,505	24,701	23,774	23,471	22,559	81,079	21,973	21,405	19,957	17,743
Amortization expense	(34,895)	(9,005)	(8,527)	(8,722)	(8,641)	(31,387)	(8,312)	(8,184)	(7,695)	(7,196)
Depreciation and related expense	(13)	(4)	(3)	(3)	(3)	(7)	(2)	(2)	(2)	(1)
Stock based compensation	(482)	(123)	(125)	(117)	(117)	(459)	(100)	(114)	(132)	(112)
Acquisition expenses[1]	(104)	19	(83)	(20)	(20)	(107)	(5)	(59)	(26)	(18)
Anesthesia services – adjusted operating expense	59,012	15,588	15,036	14,609	13,779	49,119	13,554	13,047	12,102	10,416
Product sales expense	4,647	1,207	1,089	1,217	1,134	5,023	1,265	1,182	1,359	1,217
Amortization expense	(3)	(1)	(1)	(1)	—	(3)	(1)	(1)	(1)	(1)
Depreciation and related expense	(24)	(5)	(5)	(5)	(9)	(66)	(17)	(16)	(16)	(16)
Stock based compensation	(319)	(83)	(82)	(81)	(73)	(289)	(11)	(100)	(71)	(107)
Product sales - adjusted operating expense	4,304	1,118	1,002	1,131	1,053	4,665	1,237	1,065	1,271	1,093
Corporate expense	6,549	1,904	1,839	1,206	1,600	6,352	1,855	1,644	1,586	1,267
Amortization expense	-	-	—	—	—	—	—	—	—	—
Depreciation and related expense	(75)	(20)	(20)	(20)	(15)	(23)	(6)	(6)	(6)	(5)
Stock based compensation	(178)	(491)	(500)	1,188	(375)	(2,053)	(488)	(530)	(516)	(519)
Other non-recurring items[2]	(931)	—	—	(931)	—	—	—	—	—	—
Corporate - adjusted operating expenses	5,367	1,393	1,319	1,444	1,211	4,276	1,361	1,108	1,064	743
Total operating expense	105,703	27,812	26,702	25,895	25,294	92,454	25,093	24,232	22,902	20,226
Total adjusted operating expense	68,682	18,099	17,357	17,184	16,042	58,060	16,151	15,220	14,437	12,252

Adjusted operating expense Per case – anesthesia segment

	2019					2018
(USD in thousands, except case and per case amounts)	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19	FY ‘18	Q4 ‘18	Q3 ‘18	Q2 ‘18	Q1 ‘18
Anesthesia services – adjusted operating expense	59,012	15,588	15,036	14,609	13,779	49,119	13,554	13,047	12,102	10,416
Anesthesia cases serviced	345,393	94,503	88,733	84,656	77,501	276,766	80,923	71,800	66,537	57,506
Total adjusted operating expense per case – Anesthesia segment	171	165	169	173	178	177	167	182	182	181

Liquidity and Capital Resources

At December 31, 2019, the Company had $6,568,716 in cash and cash equivalents compared to $9,946,945 at the end of 2018.  The decrease in cash and equivalents is primarily a reflection of cash generated from operations and debt financing activities, less cash used to finance normal course issuer bid repurchases and acquisitions during 2019, less repayment of debt in the period.

Working capital was $18,677,498 at December 31, 2019 compared to working capital of $20,012,424 at December 31, 2018. The Company expects to meet its short-term obligations, including short-term obligations in respect of its notes payable and deferred consideration through cash earned through operating activities. The average number of days receivables outstanding at December 31, 2019 was 59 days. At December 31, 2018, the average number of days receivables outstanding was 54 days.  The Company continues to monitor this measure on an ongoing basis.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of December 31, 2019, the Company has raised approximately $51 million from the sale and issuance of equity securities. The Company also obtained debt financing of $52 million via senior and subordinated credit facilities in 2014 and entered into a revolving credit facility with the Bank of Nova Scotia for $33 million in 2015, which was subsequently increased to $55 million in 2016 and $100 million in 2017.

Most recently, the Company entered into a syndicated debt facility with JP Morgan Chase Bank, increasing its facility to $200 million on October 22, 2019. As at December 31, 2019, the Company owed $69.3 million under the facility.  The terms of the Company’s facility as of December 31, 2019 is described below.

JP Morgan Chase Facility

On October 22, 2019, the Company entered into a new, three year revolving credit line which provides up to $200 million in borrowing capacity and represents an increase from the Company’s previous $100 million facility.  The new facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Total Leverage ratio.  The Facility is secured by the assets of the Company and matures on October 22, 2022.   Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the previous Scotia Facility were retained and will be amortized over the term of the new facility.  The Company incurred deferred financing fees of $839,893 in connection with this facility.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements.  As at December 31, 2019, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.00:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company’s Total Leverage ratio is calculated as the ratio of the Company’s total indebtedness at the end of the period to EBITDA for the Company’s previous four consecutive quarters.

The Company is in compliance with all covenants at December 31, 2019.

Cash provided by operating activities for the year ended December 31, 2019 was $45,005,557 compared to $40,992,563 in the same period in fiscal 2018. Cash provided by operating activities for the quarter ended December 31, 2019 was $12,335,680 compared to $11,144,081 for the same period in fiscal 2018.  Cash used in investing activities for the year ended December 31, 2019 was $20,592,546 as compared to $27,660,941 for the year ended December 31, 2018.  Cash used in investing activities for the quarter-ended December 31, 2019 was $6,366,380 as compared to $2,397,652 for the three months ended December 31, 2018.  Cash used in financing activities was $27,793,356 for 2019 compared to $15,873,813 for the twelve months ended December 31, 2018.  Cash used in financing activities was $4,616,346 as compared to $5,627,462 for the three months ended December 31, 2018.

The Company’s near-term cash requirements relate primarily to interest payments, annual payments in respect of the deferred consideration in relation to the Austin acquisition, remaining payments under its earn-out obligation, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. Based on the current business plan, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

The following table summarizes the relative maturities of the financial liabilities of the Company at December 31, 2019:

	Maturity
At December 31, 2019	TOTAL	Less than one year	One to three years	Four to five years	After five years
Trade and other payables	$6,196,741	$6,196,741	$—	$—	$—
Employee benefits	992,845	992,845	—	—	—
Right of use asset liabilities	179,855	125,555	54,300
Notes payable and bank indebtedness	68,380,345	—	68,380,345	—	—
Earn-out obligation	1,063,060	1,063,060	—	—	—
Deferred consideration	1,868,052	1,868,052	—	—	—
	$78,680,898	$10,246,253	$68,434,645	$—	$—

As at December 31, 2019, the Company has no material contractual obligations, other than those obligations relating to its leases of premises and those obligations under its debt agreements, deferred consideration agreements, normal course issuer bid agreements, and earn-out obligations as described above. The minimum lease payments in respect of the Company’s leases will be $129,680 in fiscal 2020.

The Company’s earn-out obligation arose in respect of the Company’s acquisition of Gastroenterology Anesthesia Associates LLC in 2014.  The Company’s earn-out obligation is recorded at fair value and reflects management’s best estimate of the contingent consideration payable.  As at December 31, 2019, the fair value of the earn-out obligation is $1,063,060.  The Company expects to pay this obligation in the second quarter of 2020.

Deferred consideration relates to deferred consideration in respect of the Company’s Austin Gastroenterology Anesthesia Associates acquisition, which completed in 2016, as well as outstanding payments related to the acquisition of working capital balances as part of the TSA acquisition and CCAA non-controlling interest acquisition, both of which completed in 2019.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with anesthesia revenue, the valuation of intangible assets, including our assessment of useful lives and impairment, the valuation of our earn out obligation and the valuation of our deferred tax assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 3 — Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K

Impairment and useful lives of intangible assets:

The Company’s intangible assets are comprised of purchased professional service agreements and patents. The cost of the Company’s intangible assets is amortized on a straight-line basis over the estimated useful life of the asset. Factors considered in estimating the useful life of intangible assets include the expected use of the asset by the Company, legal, regulatory and contractual provisions that may limit the useful life, and the effects of competition. Costs incurred to establish and maintain patents for intellectual property developed internally are expensed in the period incurred.

The carrying amounts of the Company's intangible assets are reviewed at each reporting date to determine whether there are any events or changes in circumstances indicated that the carrying value may not be recoverable. Example factors that could trigger impairment reviews include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or strategy for the overall business and significant negative economic trends. Depending on the specific asset and circumstances, assets are assessed for impairment as an individual asset, as part of an asset group or at the reporting unit (“RU”) level. A reporting unit is an operating segment or one level below an operating segment if certain conditions are met. For the purpose of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of cash inflows from other assets or groups of assets.

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

At December 31, 2019, the Company identified indicators of impairment in respect of six of its professional services agreements.   Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets, including a terminal value, to the carrying amounts as at December 31, 2019.  The income approach is used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, anesthesia revenue per case, discount rates and operating cost growth rates. Due to uncertainties in the estimates that are inherent to the Company's industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

As a result of this test, no write-downs to the intangible assets were required.

At December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements.  Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.  No impairment was indicated.

Revenue recognition – Anesthesia services:

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

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement.  The Company evaluates the inputs into the valuation technique at each reporting period.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company does not expect the impact of adopting this guidance to be material to its consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Tabular Disclosure of Contractual Obligations

Not applicable.

Outstanding Share Data

As at December 31, 2019, there were 71,603,584 common shares issued and outstanding for a total of $56,056,113 in share capital.

As at December 31, 2019, there were 1,004,687 options outstanding at a weighted-average exercise price of $1.63 per share, of which 504,687 were exercisable into common shares at a weighted-average exercise price of $0.53 per share. As at December 31, 2019, there were 3,097,500 share units (“SUs”) issued and outstanding.

As at March 10, 2020, there were 71,592,584 common shares issued and outstanding, excluding shares held as treasury, for a total of $56,047,580 in share capital.

As at March 10, 2020, there were 1,004,687 options outstanding at a weighted-average exercise price of $1.54 per share, of which 504,687 were exercisable into common shares at a weighted-average exercise price of $0.50 per share. As at March 10, 2020, there were 3,097,500 share units (“SUs”) issued and outstanding.

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

Year ended December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

CRH Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CRH Medical Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes  (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in accounting principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its accounting policy for leases as of January 1, 2019 due to the adoption of ASC 842 – Leases.

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

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2008.

Vancouver, Canada
March 11, 2020

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

Chief Executive Officer	Chief Financial Officer
(signed) “Tushar Ramani”	(signed) “Richard Bear”

March 11, 2020	March 11, 2020

CRH MEDICAL CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

As at December 31, 2019 and 2018

	Note	2019	2018
Assets
Current assets:
Cash and cash equivalents		$6,568,716	$9,946,945
Trade and other receivables, net	5	20,041,288	19,467,803
Income tax receivable		1,332,129	2,243,319
Prepaid expenses and deposits		729,483	822,119
Inventories		349,324	402,544
		29,020,940	32,882,730
Non-current assets:
Property and equipment, net	8	251,933	303,291
Right of use assets		214,854	—
Intangible assets, net	9	163,108,193	179,384,263
Deferred asset acquisition costs		59,249	116,025
Deferred tax assets	13	10,440,100	6,301,687
		174,074,329	186,105,266
Total assets		$203,095,269	$218,987,996
Liabilities
Current liabilities:
Trade and other payables	6	$6,196,741	$5,763,222
Employee benefits		992,845	827,436
Current portion of right of use asset liability	7	125,555	—
Current tax payable		28,589	—
Notes payable and bank indebtedness	11	-	2,239,637
Deferred consideration		1,868,052	1,043,645
Earn-out obligation	15	1,063,060	2,920,583
Short-term advances		-	26,783
Member loan		68,600	49,000
		10,343,442	12,870,306
Non-current liabilities:
Deferred consideration		-	1,183,092
Right of use asset liability	7	54,300	—
Notes payable and bank indebtedness	11	68,380,345	67,621,470
Deferred tax liabilities	13	101,822	21,951
		68,536,467	68,826,513
Equity
Common stock, no par value; 71,603,584 and 72,055,688 shares issued and outstanding at December 31, 2019 and 2018, respectively	12	56,056,113	55,372,884
Additional paid-in capital		7,168,156	9,329,335
Accumulated other comprehensive loss		(66,772)	(66,772)
Retained earnings		13,154,981	12,916,565
Total equity attributable to shareholders of the Company		76,312,478	77,552,012
Non-controlling interest		47,902,882	59,739,165
Total equity		124,215,360	137,291,177
Total liabilities and equity		$203,095,269	$218,987,996

See accompanying notes to consolidated financial statements.

Commitments and contingencies (note 16)

CRH MEDICAL CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(Expressed in United States dollars, except for number of shares)

Years ended December 31, 2019 and 2018

	Notes	2019	2018
Revenue:
Anesthesia services	18	$110,306,431	$101,790,165
Product sales	18	10,078,843	10,959,215
		120,385,274	112,749,380
Expenses:
Anesthesia services expense	18	94,506,039	81,079,150
Product sales expense	18	4,647,719	5,022,737
Corporate expense	18	6,549,321	6,352,363
		105,703,079	92,454,250
Operating income		14,682,195	20,295,130
Finance expense	14	6,609,618	4,567,327
Gain from equity investment	10	(1,766,968)	—
Income before tax		9,839,545	15,727,803
Income tax expense	13	1,627,061	2,711,886
Net and comprehensive income		$8,212,484	$13,015,917
Attributable to:
Shareholders of the Company		$3,771,163	$4,679,921
Non-controlling interest		4,441,321	8,335,996
		$8,212,484	$13,015,917
Earnings per share attributable to shareholders
Basic	12(f)	$0.053	$0.064
Diluted	12(f)	$0.052	$0.063
Weighted average shares outstanding:
Basic	12(f)	71,536,310	72,582,733
Diluted	12(f)	72,697,539	74,085,172

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Consolidated Statements of Changes in Equity

(Expressed in United States dollars, except for number of shares)

For the years ended December 31, 2019 and 2018

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Non- controlling interest	Total equity
Balance as at January 1, 2018	73,018,588	$54,614,601	$8,219,760	$(66,772)	$11,078,608	$57,451,848	$131,298,045
Total net and comprehensive income for the year	—	—	—	—	4,679,921	8,335,996	13,015,917
Stock based compensation expense	—	—	2,800,750	—	—	—	2,800,750
Common shares issued on vesting of share units	364,000	1,691,175	(1,691,175)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(1,254,500)	(925,076)	—	—	(2,818,472)	—	(3,743,548)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (10,400 treasury shares) (note 12(e))	—	(7,816)	—	—	(23,492)	—	(31,308)
Cancellation of treasury shares (held as treasury shares as of 12/31/2017)	(72,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(19,289,740)	(19,289,740)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	13,241,061	13,241,061
Balance as at December 31, 2018	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177
Balance as at January 1, 2019	72,055,688	55,372,884	9,329,335	(66,772)	12,916,565	59,739,165	137,291,177
Total net and comprehensive income for the year	—	—	—	—	3,771,163	4,441,321	8,212,484
Stock based compensation expense	—	—	976,962	—	—	—	976,962
Common shares issued on exercise of options	840,000	733,165	(306,799)	—	—	—	426,366
Common shares issued on vesting of share units	325,875	1,159,912	(1,159,912)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(1,607,579)	(1,209,848)	—	—	(3,532,747)	—	(4,742,595)
Cancellation of treasury shares (held as treasury shares as of 12/31/2018)	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(15,825,600)	(15,825,600)
Purchase of equity interest from non-controlling interest	—	—	(1,671,430)	—	—	(7,676,894)	(9,348,324)
Acquisition of non-controlling interest, including LWA price adjustment (note 4)	—	—	—	—	—	7,224,890	7,224,890
Balance as at December 31, 2019	71,603,584	56,056,113	7,168,156	(66,772)	13,154,981	47,902,882	124,215,360

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

For the years ended December 31, 2019 and 2018

	Notes	2019	2018
Operating activities:
Net income		$8,212,484	$13,015,917
Adjustments for:
Depreciation of property, equipment and intangibles		35,009,070	31,486,055
Stock-based compensation		976,962	2,800,750
Unrealized foreign exchange		8,925	(4,494)
Deferred income tax expense (recovery)		(3,440,121)	(2,407,176)
Change in fair value of contingent consideration		2,861,204	971,627
Accretion on contingent consideration and deferred consideration		133,450	166,575
Amortization of deferred financing fees		276,260	260,363
Gain on equity investment		(1,766,968)	—
Change in current tax receivable (payable)		939,779	(1,936,436)
Change in trade and other receivables		1,376,733	(3,981,491)
Change in prepaid expenses		132,290	171,911
Change in inventories		53,220	20,902
Change in trade and other payables		121,615	101,379
Change in employee benefits		110,654	326,681
Cash provided by operating activities		$45,005,557	$40,992,563
Financing activities
Proceeds from member loans		$19,600	$303,351
Repayment of member loans		-	(662,568)
Repayment of short-term advances		(26,783)	—
Repayment of notes payable and bank indebtedness		(82,550,000)	(14,250,000)
Proceeds on bank indebtedness		81,641,370	22,800,000
Payment of deferred financing fees		(839,892)	—
Payment of deferred consideration		(1,100,000)	(1,000,000)
Payment of earn-out obligation		(4,795,822)	—
Distributions to non-controlling interest		(15,825,600)	(19,289,740)
Proceeds from the issuance of shares relating to stock-based compensation		426,366	—
Repurchase of shares for cancellation	12(e)	(4,742,595)	(3,774,856)
Cash used in financing activities		$(27,793,356)	$(15,873,813)
Investing activities
Acquisition of property and equipment		$(59,508)	$(35,105)
Deferred asset acquisition costs		(59,249)	(116,025)
Acquisition of equity interest from non-controlling interest		(9,924,381)	—
Acquisition of anesthesia services providers	4	(15,052,058)	(27,509,811)
Distribution received from equity investment		136,650	—
Purchase adjustment relating to anesthesia service providers acquired in prior periods	4	4,366,000	—
Cash used in investing activities		$(20,592,546)	$(27,660,941)
Effects of foreign exchange on cash and cash equivalents		2,116	2,252
Decrease in cash and cash equivalents		(3,378,229)	(2,539,939)
Cash and cash equivalents, beginning of year		9,946,945	12,486,884
Cash and cash equivalents, end of year		$6,568,716	$9,946,945
Supplemental disclosure of cash interest and taxes paid:
Cash interest paid		$(3,055,374)	$(3,180,808)
Lease payments made		$(369,262)	$(292,235)
Non-cash acquisition financing		$(800,985)	$—
Taxes paid		$(4,127,443)	$(7,055,498)

See accompanying notes to consolidated financial statements.

1.	Reporting entity:

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

2.	Basis of preparation:
(a)	Basis of presentation:

These consolidated financial statements have been prepared in accordance with US GAAP.

(b)	Functional and presentation currency:

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

Significant areas requiring the use of management estimates relate to the assessment for impairment and useful lives of intangible assets, estimates supporting reported anesthesia revenues, the recoverability of trade receivables, the valuation of certain long term liabilities and other assets, including liabilities relating to contingent consideration, the valuation of acquired intangibles and the valuation of deferred tax assets.

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

The accounting policies have been applied consistently by the Company and its subsidiaries.

(a)	Basis of consolidation:

These consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are entities controlled by the Company through voting control and for anesthesia businesses, control over the assets and business operations of the subsidiary through operating agreements.  Control exists when the Company has the continuing power to govern the financial and operating polices of the investee. Subsidiaries are included in the consolidated financial results of the Company from the effective date of acquisition up to the effective date of disposition or loss of control. Minority interests, if any, are valued at fair value at inception. All significant intercompany transactions and balances have been eliminated on consolidation.

3.	Significant accounting policies (continued):

(b)	Cash equivalents:

The Company considers all highly liquid investments with an original maturity of 90 days or less, when acquired, to be cash equivalents.

(c)	Foreign currency:

Transactions in foreign currencies are translated to the respective functional currencies of the subsidiaries of the Company at exchange rates at the dates of the transactions.

Period end balances of monetary assets and liabilities in foreign currency are translated to the respective functional currencies using period end foreign currency rates.  Foreign currency gains and losses arising from settlement of foreign currency transactions are recognized in earnings.  Non-monetary assets and liabilities denominated in foreign currencies that are measured at fair value are translated to the functional currency at the exchange rate at the date on which the fair value was determined. Non-monetary items that are measured at historical cost in a foreign currency are translated using the exchange rate at the date of the transaction.

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

(e)	Property and equipment, net:

Property and equipment are measured at cost less accumulated depreciation and accumulated impairment losses.

The estimated useful lives and the methods of depreciation for the current and comparative periods are as follows:

Asset	Basis	Rate

Computer equipment	Declining balance	30%
Computer software	Declining balance	100%
Furniture and equipment	Declining balance	20%
Leasehold improvements initial lease	Straight-line	Shorter of term or useful life
Injection mold	Straight-line	5 years

These depreciation methods most closely reflect the expected pattern of consumption of the future economic benefits embodied in the asset.

Estimates for depreciation methods, useful lives and residual values are reviewed at each reporting period-end and adjusted if appropriate.

(f)	Intangible assets:

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

Asset	Basis	Rate

Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

3.	Significant accounting policies (continued):

(g)	Impairment:

Non-financial assets:

The carrying amounts of the Company's non-financial assets, other than inventories and deferred tax assets are reviewed at each reporting date to determine whether there are any events or changes in circumstances which indicate that the carrying value may not be recoverable. Example factors that could trigger impairment reviews include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or strategy for the overall business and significant negative economic trends. Depending on the specific asset and circumstances, assets are assessed for impairment as an individual asset, as part of an asset group or at the reporting unit (“RU”) level. A reporting unit is an operating segment or one level below an operating segment if certain conditions are met. For the purpose of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of cash inflows from other assets or groups of assets.

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

3.	Significant accounting policies (continued):

(k)	Earnings per share:

The Company presents basic and diluted earnings per share (EPS) data for its common shares.  Basic EPS is calculated by dividing the net income or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period, adjusted for own shares held, if applicable.  Diluted EPS is determined by adjusting the income or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held if applicable, for the effects of all dilutive potential common shares. Diluted EPS for year-to-date (including annual) periods is based on the weighted average of the incremental shares included in each interim period for the year-to-date period.

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

Where the Company acquires an asset via a step transaction, the Company remeasures any previously held interest to fair value.

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

3.	Significant accounting policies (continued):

(p)	Adoption of new accounting standards:
i)	ASU 2016-02 Leases

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

(q)	New standards and interpretations not yet applied:
(i)	Credit Losses

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

(ii)	Income Taxes – Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.

(iii)	Intangibles – Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company does not expect the impact of adopting this guidance to be material to its consolidated financial statements.

4.	Asset acquisitions:

During the year ended December 31, 2019, the Company completed five asset acquisitions. These asset acquisitions have been included in the anesthesia segment of the Company and represents the following:

Acquired Operation	Date Acquired	Consideration
Anesthesia Care Associates LLC (“ACA”)	January 2019	$5,355,028
South Metro Anesthesia Associates LLC (“SMAA”)	May 2019	$1,791,431
Crystal River Anesthesia Associates LLC (“CRAA”)	July 2019	$2,174,003
Triad Sedation Associates LLC (“TSA”)	November 2019	$3,828,661
Florida Panhandle Anesthesia Associates LLC (“FPAA”)	December 2019	$2,762,302

4.	Asset acquisitions (continued):

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over these entities.

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

	ACA	SMAA	CRAA	TSA	FPAA	Total
Cash	$5,239,003	$1,752,465	$2,130,000	$3,185,843	$2,725,000	$15,032,311
Acquisition costs	116,025	38,966	44,003	15,173	37,302	251,469
Deferred consideration	—	—	—	627,645	—	627,645
Pre-transaction equity interest	—	—	—	1,595,275	—	1,595,275
Purchase consideration	$5,355,028	$1,791,431	$2,174,003	$5,423,936	$2,762,302	$17,506,700
Non-controlling interest	$—	$1,465,716	$2,088,748	$5,211,233	$2,653,976	$11,419,673
	$5,355,028	$3,257,147	$4,262,751	$10,635,169	$5,416,278	$28,926,373
Assets and liabilities acquired:
Exclusive professional services agreements	$5,355,028	$3,257,147	$4,262,751	$8,891,711	$5,416,278	$27,182,915
Cash	—	—	—	115,397	—	$115,397
Accounts receivable	—	—	—	1,950,219	—	$1,950,219
Prepaid expenses and deposits	—	—	—	1,518	—	$1,518
Trade payables and other accruals	—	—	—	(323,676)	—	$(323,676)
Pre-close accounts receivable	50,000	—	—	—	—	$50,000
Pre-close accounts payable	(50,000)	—	—	—	—	$(50,000)
Fair value of net identifiable assets and liabilities acquired	$5,355,028	$3,257,147	$4,262,751	$10,635,169	$5,416,278	$28,926,373
Exclusive professional services agreements – amortization term	6 years	5 years	5 years	5 years	5 years
CRH ownership interest	100%	55%	51%	51%	51%

The value of the acquired intangible assets, being exclusive professional services agreements, relate to the acquisition of exclusive professional services agreements to provide professional anesthesia services. The amortization term for the agreements is based upon contractual terms within the respective acquisition agreements and professional services agreements.

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

	ACA	SMAA	CRAA	TSA	FPAA	Total
CRH member loan	$—	$55,000	$63,750	$—	$71,400	$190,150
Non-controlling interest member loan	$—	$45,000	$61,250	$—	$68,600	$174,850
Amount outstanding at December 31, 2019	$—	$—	$—	$—	$140,000	$140,000

Other Transactions

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

4.	Asset acquisitions (continued):

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

In September 2019, the Company also received a payment of $4,366,000 in respect of the LWA acquisition which was a reduction in the purchase price.  This payment served to reduce the value of the related LWA professional services contract intangible and did not modify ownership interest or the term of the LWA agreement.

On November 1, 2019, the Company acquired an additional 36% interest in Triad Sedation Associates LLC and Triad Support Services PLLC (collectively “TSA”). Prior to this transaction, the Company held a 15% interest in TSA and it was accounted for under the equity method.  Upon completing the transaction CRH acquired control of TSA; the Company has consolidated the results of TSA from the date control was obtained, November 1, 2019.  On conversion from an equity method investment to consolidation, CRH revalued its investment in TSA, resulting in a gain of $1,318,769.  See note 10.

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

The value of the acquired intangible assets, being exclusive professional services agreements, relate to the acquisition of exclusive professional services agreements to provide professional anesthesia services. The amortization term for the agreements is based upon contractual terms within the respective acquisition agreements and professional services agreements.

The non-controlling interest was determined with reference to the non-controlling interest shareholder’s share of the fair value of the net identifiable assets as estimated by the Company.

5.	Trade and other receivables:

	2019	2018
Trade receivables, gross	$20,024,916	$19,373,260
Other receivables	$50,756	141,141
Less: allowance for doubtful accounts	$(34,384)	(46,598)
	$20,041,288	$19,467,803
Anesthesia segment – trade receivables, gross	$19,081,177	$18,199,847
Product segment – trade receivables, gross	943,739	1,173,413
	$20,024,916	$19,373,260

6.	Trade and other payables:

	2019	2018
Trade payables	$1,213,276	$1,316,821
Accruals and other payables	4,983,465	4,446,401
	$6,196,741	$5,763,222

7.	Right of use assets and related obligations:

On adoption of ASU No. 2016-02 “Leases”, and subsequently ASU No. 2017-13, the Company recognized $332,512 and $295,188 as right of use assets and obligations, respectively at January 1, 2019.  These amounts relate to two operating leases for premises existing as at January 1, 2019, with a further premises operating lease added in March 2019.  The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the year ended December 31, 2019, the Company incurred total operating lease expenses of $369,263; this included lease expenses associated with fixed lease payments of $285,890 and variable lease payments of $83,373.

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	2019	2018
Anesthesia services expense	$118,943	$74,265
Product sales expense	125,160	108,985
Corporate expense	125,160	108,985
	$369,263	$292,235

The weighted average lease term of the Company’s three premises leases is 1.30 years.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on the Company’s Credit Facility, which is disclosed in note 11.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
2020	$129,680
2021	55,498
$185,178
Accretion related to outstanding lease obligations	(5,323)
Total	$179,855
Current obligation relating to right of use assets	$125,555
Long-term obligation relating to right of use assets	$54,300
Total	$179,855

8.	Property and equipment:

Property and equipment consist of the following:

	December 31,
	2019	2018
Computer equipment and software	$124,640	$94,566
Furniture and equipment	267,051	237,616
Leasehold improvements	5,784	5,784
Injection mold	408,062	408,062
Property and equipment	$805,537	$746,028
Less: Accumulated depreciation	(553,604)	(442,737)
Property and equipment, net	$251,933	$303,291

9.	Intangible assets:

	Professional Services Agreements	Patents	Total
Cost
Balance as at January 1, 2018	$215,844,537	$532,598	$216,377,135
Additions through asset acquisitions (note 4)	40,646,723	—	40,646,723
Balance as at December 31, 2018	$256,491,260	$532,598	$257,023,858
Additions through asset acquisitions and adjustments (note 4)	18,622,130	—	$18,622,130
Balance as at December 31, 2019	$275,113,390	$532,598	$275,645,988

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at January 1, 2018	$45,752,303	$497,417	$46,249,720
Amortization expense	31,387,429	2,446	31,389,875
Balance as at December 31, 2018	$77,139,732	$499,863	$77,639,595
Amortization expense and adjustments (note 4)	34,895,944	2,256	34,898,200
Balance as at December 31, 2019	$112,035,676	$502,119	$112,537,795

	Professional Services Agreements	Patents	Total
Net book value
December 31, 2019	$163,077,714	$30,479	$163,108,193
December 31, 2018	$179,351,528	$32,735	$179,384,263

At December 31, 2019, the Company identified indicators of impairment in respect of six of its professional services agreements.   Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets, including a terminal value, to the carrying amounts as at December 31, 2019.  The income approach is used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, revenue rates per case, discount rates and operating cost growth rates. Due to uncertainties in the estimates that are inherent to the Company's industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

As a result of this test, no write-downs to the intangible assets were required.

9.	Intangible assets (continued):

At December 31, 2018, the Company identified indicators of impairment in respect of four of its professional services agreements.  Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment. No impairment was indicated.

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 3.28 years.  The Company anticipates that it will be able to renew all contract terms under its professional services agreements.  The weighted average remaining amortization period for the Company’s professional services agreements is 5.16 years.

Based on the Company’s professional services agreements in place at December 31, 2019, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at December 31, 2019:
2020	$37,438,739
2021	32,132,360
2022	25,411,084
2023	21,264,710
2024	19,339,571
$135,586,464

10.	Equity investment:

In October 2018, the Company entered into an agreement with Digestive Health Specialists (“DHS”), located in North Carolina, to assist DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH was a 15% equity owner in the anesthesia business, Triad Sedation Associates LLC (“TSA”) and received compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH had the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than November 2019.  The Company assessed and concluded that, as TSA was an LLC, equity method accounting was required under ASC 970-323 until such time as a change in ownership interest occurred.  On November 1, 2019, the Company acquired control of TSA via the exercise of its option to acquire an additional 36% interest.  Refer to note 4.  The results of operations of the TSA equity investment, up to the date control was obtained by CRH, is presented below.  On obtaining control of TSA and completing its option to purchase an additional 36% interest in the entity, CRH revalued its original 15% equity investment with reference to the price paid for the additional 36% interest.  This resulted in a gain arising on its equity investment of $1,318,769 in the year.  Prior to obtaining control, CRH recorded equity income of $448,199 in relation to its 15% investment in TSA.

Results of operations	Ten months ended October 31, 2019
Anesthesia revenue	$4,169,162
Anesthesia services expense	1,514,704
Net income	$2,654,458

11.	Notes payable:

	December 31,
	2019	2018
Current portion	$—	$2,239,637
Non-current portion	68,380,345	67,621,470
Total loans and borrowings	$68,380,345	$69,861,107

11.	Notes payable (continued):

J.P.Morgan Chase (“JP Morgan Facility”)

On October 22, 2019, the Company entered into a new, three year revolving credit line which provides up to $200 million in borrowing capacity and represents an increase from the Company’s previous $100 million facility.  The new facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Total leverage ratio.  The Facility is secured by the assets of the Company and matures on October 22, 2022.   Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the previous Scotia Facility were retained and will be amortized over the term of the new facility.  The Company incurred deferred financing fees of $839,893 in connection with this facility.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements.  As at December 31, 2019, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.00:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company is in compliance with all covenants at December 31, 2019.

The Bank of Nova Scotia (“Scotia Facility”)

On November 24, 2015, the Company entered into a credit facility with the Bank of Nova Scotia.  The facility, which had a maturity date of April 30, 2018, provided financing of up to $55,000,000, after amendment on June 15, 2016.

On June 26, 2017, the Company amended the Scotia Facility to provide financing of up to $100,000,000 via a revolving and term facility.  The amended facility had a maturity date of June 26, 2020.      The facility bore interest at a floating rate based on the US prime rate, LIBOR or bankers’ acceptance rates plus an applicable margin.  At December 31, 2018, interest on the facility was calculated at LIBOR plus 2.50% on the revolving portion and term portion of the facility.  The Facility was secured by the assets of the Company.  The Company repaid and extinguished its obligations under this facility on October 22, 2019.

The consolidated minimum loan payments (principal) in the future for all loan agreements in place as of December 31, 2019 are as follows:

Minimum Principal
At December 31, 2019
2020	$—
2021	—
2022	69,341,370
$69,341,370

12.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 12(e)), there were no share transactions in the years ended December 31, 2019 and 2018.

12.	Share capital (continued):

(c)	Stock option plan:

Under the Company’s Stock Option Plan, the Company may grant options to its directors, officers, consultants and eligible employees.  The plan provides for the granting of stock options at the fair market value of the Company’s stock at the date of grant, and the term of options range from two to ten years. The Board of Directors may, in its sole discretion, determine the time during which options shall vest and the method of vesting. All options under the Plan will be subject to vesting provisions determined by the Board of Directors, over a period of not less than 18 months, in equal portions on a quarterly basis. Options granted to consultants providing investor relations activities will vest at the end of 12 months or longer from the date of issuance.  As of December 31, 2019, the Company is authorized to grant a further 2,575,492 awards under its stock options plan. A summary of the status of the plan as of December 31, 2019 and 2018 is as follows (options are granted in CAD and USD amounts are calculated using prevailing exchange rates):

	Number of options	Weighted average exercise price
		CAD	USD
Outstanding, January 1, 2018	1,344,687	$0.69	$0.55
Issued	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2018	1,344,687	$0.69	$0.53
Issued	500,000	3.56	2.73
Exercised	(840,000)	(0.68)	(0.52)
Forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2019	1,004,687	$2.12	$1.63

All but 500,000 options are vested as of December 31, 2019 (2018 – all options are vested).

The weighted average fair value of stock options granted during the year ended December 31, 2019 was $1.43 (CAD$1.86)  The estimated fair value of the stock options granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2019
Expected life of options	5.05 years
Risk-free interest rate	1.61%
Dividend yield	0%
Volatility	63%
Pre-vest forfeiture rate	3.67%

There is no dividend yield because the Company does not pay, and does not plan to pay, cash dividends on its common shares.  The expected stock price volatility is based on the historical volatility of the Company’s average monthly stock closing prices over a period equal to the expected life of each option grant.  The risk-free interest rate is based on yields from Canadian Government Bond yields with a term equal to the expected term of the options being valued.  The expected life of options represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior

For those options that were exercised in 2019, the intrinsic value of the options that were exercised was $2,067,497 and the fair value of the options that were exercised was $306,798.

12.	Share capital continued:
(c)	Stock option plan (continued):

The following table summarizes information about the stock options outstanding as at:

December 31, 2019:

Exercise price		Options outstanding				Options exercisable
$CAD	$USD	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)	Number of options	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)
0.60 - 0.70	0.46 - 0.57	504,687	4.05	0.69	0.53	504,687	0.69	0.53
3.56 - 3.56	2.73 - 2.73	500,000	9.27	3.56	2.73	—	—	—

December 31, 2018:

Exercise price		Options outstanding				Options exercisable
$CAD	$USD	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)	Number of options	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)
0.60 - 0.70	0.44 – 0.51	1,344,687	5.05	0.69	0.50	1,344,687	0.69	0.50

For the year ended December 31, 2019, the Company recognized $239,413 (2018 - $468), in compensation expense as a result of stock options awarded and vested.  Compensation expense is recorded in the consolidated statement of operations and comprehensive income and is allocated to product sales expenses, corporate expenses and anesthesia expenses on the same basis as the allocations of cash compensation.

(d)	Share unit plan:

In June 2017, the shareholders of the Company approved a Share Unit Plan.   Employees, directors and eligible consultants of the Company and its designated subsidiaries are eligible to participate in the Share Unit Plan. In accordance with the terms of the plan, the Company will approve those employees, directors and eligible consultants who are entitled to receive share units and the number of share units to be awarded to each participant. Each share unit awarded conditionally entitles the participant to receive one common share of the Company upon attainment of the share unit vesting criteria.  The vesting of share units is conditional upon the expiry of time-based vesting conditions or performance-based vesting conditions or a combination of the two.  Once the share units vest, the participant is entitled to receive the equivalent number of underlying common shares; the Company issues new shares in satisfying its obligations under the plan.  As at December 31, 2019, the Company is authorized to grant a further 482,679 awards under its share unit plan.

12.	Share capital continued:
(d)	Share unit plan (continued):

A summary of the status of the share unit plan as of December 31, 2019 and 2018 is as follows:

	Time based share units	Performance based share units
Outstanding, January 1, 2018	1,036,500	1,350,000
Issued	452,125	150,000
Exercised	(364,000)	—
Forfeited	(79,375)	—
Expired	—	—
Outstanding, December 31, 2018	1,045,250	1,500,000
Vested	—	—
Expected to vest	1,045,250	1,100,000
Outstanding, January 1, 2019	1,045,250	1,500,000
Issued	1,553,125	—
Exercised	(325,875)	—
Forfeited	(125,000)	(550,000)
Expired	—	—
Outstanding, December 31, 2019	2,147,500	950,000
Vested	—	-
Expected to vest	2,147,500	-

	Time based share units	Performance based share units
Outstanding, January 1, 2019	1,045,250	1,500,000
Weighted average contractual life (years)	2.74	7.99
Outstanding, December 31, 2019	2,147,500	950,000
Weighted average contractual life (years)	3.03	7.02

For those share units that vested in 2019, the intrinsic value of the share units that vested was $1,038,456 and the fair value of the share units that vested was $1,159,913.

During the year ended December 31, 2019, the Company granted 1,553,125 time based share units.  The weighted average fair value for the time based units at the date of grant was $2.93 (CAD$3.81) per unit. The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the year ended December 31, 2019, the Company issued 325,875 shares in respect of the 325,875 time-based share units which vested during the year.

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

During the year ended December 31, 2019, the Company recognized $737,548 (2018 - $2,800,280), in compensation expense in relation to the granting and vesting of share units.

12.	Share capital continued:

(e)	Normal Course Issuer Bid:

On November 6, 2017, the Board of Directors of the Company approved a normal course issuer bid to purchase outstanding shares of the Company.  On November 8, 2018, the Company’s normal course issuer bid was renewed, with a subsequent renewal on November 6, 2019.  Under the renewed bid, the Company may purchase up to 6,974,495 shares pursuant to the bid, representing no more than 9.8% of the Company’s shares outstanding on October 31, 2019.  All purchases of shares under the bid are made pursuant to an Automated Share Purchase Plan.  Subject to any block purchases made in accordance with the rules of the TSX, the bid is subject to a daily repurchase maximum of 14,875 shares.  Shares are purchased at the market price of the shares at the time of purchase and are purchased on behalf of the Company by a registered investment dealer through the facilities of the TSX or alternative Canadian and US marketplaces.

During 2019, the Company repurchased 1,607,579 of its shares for a total cost, including transaction fees, of $4,754,295 (CAD$6,313,347). As at December 31, 2019, all of these shares have been cancelled.

During 2018, the Company repurchased 1,264,900 of its shares for a total cost, including transaction fees, of $3,784,733 (CAD$4,945,155). As at December 31, 2018, 1,254,500 of these shares have been cancelled with the remaining 10,400 shares cancelled on January 4, 2019.

(f)	Earnings per share:

The calculation of basic earnings per share for the years ended December 31, 2019 and 2018 is as follows:

	2019			2018
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$3,771,163	71,536,310	0.053	$4,679,921	72,582,733	$0.064
Share options		421,249			1,122,708
Share units		739,980			379,731
Diluted	$3,771,163	72,697,539	$0.052	$4,679,921	74,085,172	$0.063

For the year ended December 31, 2019, 502,529 options (2018 –221,979) and 1,883,204 share units (2018 – 2,095,260) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.

13.	Income taxes:
(a)	Income tax expense is comprised of the following:

	2019	2018
Current tax expense	$5,067,182	$5,119,062
Deferred tax recovery	(3,440,121)	(2,407,176)
Total tax expense	$1,627,061	$2,711,886

The reconciliation of income tax computed at statutory tax rates to income tax expense, using a 27% (2018 – 27%) statutory rate, is:

	2019	2018
Net income before tax – Canada	$6,889,481	$5,957,089
Net income before tax – United States	2,950,064	9,770,714
Net income before tax – All jurisdictions	$9,839,545	$15,727,803
Tax expense at statutory income tax rates	$2,656,677	$4,259,890
Permanent differences	(50,235)	503,964
Income attributable to non-controlling interest	(1,192,280)	(2,245,809)
Foreign income taxed at different rates	33,189	(26,042)
Impact of change in tax rates	26,902	216,295
Other	152,808	3,588
Total tax expense	$1,627,061	$2,711,886

(b)	Deferred tax assets and liabilities:

The Company had the following deferred tax assets and liabilities resulting from temporary differences recognized for financial statement and income tax purposes.

	2019	2018
Deferred tax assets:
Property and equipment	$2,684	356
Intangible assets	9,222,824	4,752,898
Finance related costs	224,986	375,182
Reserves	64,755	—
Share transaction costs	—	87,337
Stock-based compensation	767,228	534,926
Earn-out obligation	265,660	732,986
Deferred tax liabilities:
Property and equipment	(23,757)	(40,357)
Deferred consideration	(4,226)	(18,388)
Reserves	(83,206)	(55,568)
Unrealized foreign exchange	(20,610)	(20,698)
Finance related costs	(78,060)	(68,938)
Net deferred tax asset	$10,338,278	$6,279,736

13.	Income taxes (Continued):
(b)	Deferred tax assets and liabilities (Continued):

Deferred tax assets by jurisdiction	2019	2018
Canada:
Deferred tax asset	$—	$87,343
Deferred tax liability	(101,822)	(109,294)
Net deferred tax asset (liability)	$(101,822)	$(21,951)
United States:
Deferred tax asset	$10,548,137	$6,396,341
Deferred tax liability	(108,037)	(94,654)
Net deferred tax asset (liability)	$10,440,100	$6,301,687

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.  If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

As at December 31, 2019 and 2018, the Company had no valuation allowance against its deferred income tax assets.  The Company currently does not have any unrecognized tax benefits or uncertain tax positions.

The Company currently files income tax returns in Canada and the US, the jurisdiction in which the Company believes that it is subject to tax.  The Company is currently under audit by the IRS for its 2017 taxation year.   Management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2017 to 2019 remain subject to Canadian income tax examinations. Tax years ranging from 2016 to 2019 remain subject to U.S. income tax examinations.

14.	Net finance expense

Recognized in earnings in the years ended December 31:

	2019	2018
Finance expense:
Interest and accretion expense on borrowings	$3,288,704	$3,168,762
Accretion expense on earn-out obligation and deferred consideration	133,450	166,575
Amortization of deferred financing fees	276,260	260,363
Net change in fair value of financial liabilities at fair value through earnings	2,861,204	971,627
Other	50,000	—
Total finance expense	$6,609,618	$4,567,327
Net finance expense	$6,609,618	$4,567,327

15.	Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, employee benefit obligations, short term advances, loans, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation.  The fair values of these financial instruments, except the notes payable balances, the deferred consideration and the earn-out obligation, approximate carrying value because of their short-term nature. The earn-out obligation is recorded at fair value.  The fair value of the notes payable and bank indebtedness, which is comprised of the JP Morgan Facility, approximates carrying value as it is a floating rate instrument.  The Company’s deferred consideration relating to its Austin Gastroenterology Anesthesia Associates LLC (“AGAA”) acquisition in 2016 was initially measured at fair value and is being accreted to its face value over a period of four years from the acquisition date.  Additionally, the Company has included amounts within deferred compensation relating to payments under its TSA and CCAA transactions; these amounts are repayable within one year.  See note 4.

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	December 31, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$1,063,060	$—	$—	$1,063,060
Total	$1,063,060	$—	$—	$1,063,060

Liabilities	December 31, 2018	Level 1	Level 2	Level 3
Earn-out obligation	$2,920,583	$—	$—	$2,920,583
Total	$2,920,583	$—	$—	$2,920,583

15.	Financial instruments (Continued):

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the business combination, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset.  In the year ended December 31, 2019, the Company paid $4,795,822 as partial payment of the amount owing under its earn-out obligation; the Company expects to pay the remaining obligation of $1,063,060 within one year, and expects payment in the second quarter of 2020.  The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the year ended December 31, 2019, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in an increase of $2,861,204 for the year ended December 31, 2019 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

During the year ended December 31, 2019, the Company recorded accretion expense of $77,095 (2018 - $73,531), in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk.

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2019	$2,920,583
Payment	(4,795,822)
Recorded in finance expense:
Accretion expense	77,095
Fair value adjustment	$2,861,204
Balance as at December 31, 2019	$1,063,060

The Company’s financial instruments are exposed to certain financial risks, including credit risk, and market risk.

(a)	Credit risk:

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash and cash equivalents and trade receivables. The carrying amount of the financial assets represents the maximum credit exposure.

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

Market risk is the risk that changes in market prices, such as interest rates, will affect the Company’s income or the value of the financial instruments held.

(i)	Interest rate risk:

As at December 31, 2019, the Company’s only interest bearing liability is its JP Morgan Facility.  With respect to the Company’s Facility, with all other variables held constant, a 10% point increase in the interest rate would have reduced net income by approximately $329,000 (2018 - $295,000) for the year ended December 31, 2019.  There would be an equal and opposite impact on net income with a 10% point decrease.

16.	Commitments and contingencies:

The Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters.  These obligations include, but are not limited to contracts entered into with physicians where the Company agrees, under certain circumstances, to indemnify a third party, against losses arising from matters including but not limited to medical malpractice and product liability.  The impact of any such future claims, if made, on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to final outcome of these potential claims.

17.	Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.  Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the year ended December 31, 2019, the Company made product sales totaling $35,095 (2018 - $29,685) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  There were no amounts owing by or to this related party as of December 31, 2019 (2018 - $nil).

18.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services.  The revenues relating to geographic segments based on customer location, in United States dollars, for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Revenue:
Canada and other	$225,807	$271,803
United States	120,159,467	112,477,577
Total	$120,385,274	$112,749,380

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	2019	2018
Revenue:
Commercial Insurers	$90,332,380	$86,992,218
Federal Insurers	19,404,851	14,246,626
Physicians	10,078,843	10,959,215
Other	569,200	551,321
Total	$120,385,274	$112,749,380

18.	Segmented information (Continued):

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at December 31, 2019 and 2018:

	2019	2018
Property and equipment:
Canada	$210,386	$276,621
United States	$41,547	26,670
Total	$251,933	$303,291
Intangible assets:
Canada	$30,478	$32,735
United States	$163,077,715	179,351,528
Total	$163,108,193	$179,384,263
Total assets:
Canada	$3,231,845	$9,293,796
United States	$199,863,424	209,694,200
Total	$203,095,269	$218,987,996

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the years ended December 31, 2019 and 2018.  The Company does not allocate expenses related to corporate activities.  These expenses are presented within “Other” to allow for reconciliation to reported measures.

	2019
	Anesthesia services	Product sales	Other	Total
Revenue	$110,306,431	$10,078,843	$—	$120,385,274
Operating costs	94,506,039	4,647,719	6,549,321	105,703,079
Operating income (loss)	$15,800,392	$5,431,124	$(6,549,321)	$14,682,195

	2018
	Anesthesia services	Product sales	Other	Total
Revenue	$101,790,165	$10,959,215	$—	$112,749,380
Operating costs	81,079,150	5,022,737	6,352,363	92,454,250
Operating income (loss)	$20,711,015	$5,936,478	$(6,352,363)	$20,295,130

Additionally, the company incurs the following in each of its operating segments:

	2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$2,994,654	$—	$3,614,964	$6,609,618
Depreciation and amortization expense	$34,908,764	$25,534	$74,772	$35,009,070

	2018
	Anesthesia services	Product sales	Other	Total
Finance expense	$1,138,200	$—	$3,429,127	$4,567,327
Depreciation and amortization expense	$31,394,245	$68,509	$23,301	$31,486,055

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate ICFR, which has been developed based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO (2013)). The Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the COSO (2013) framework and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2019, there were no significant changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART III

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 in conjunction with our 2020 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

See Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See Item 10.

Item 13.	Certain Relationships and Related Transactions and Director Independence

See Item 10.

Item 14.	Principal Accounting Fees and Services

See Item 10.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)Financial Statements — The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2)Financial Statement Schedules — All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(a)(3)Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

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

4.1

Specimen Common Share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-206945), originally filed with the SEC on September 14, 2015).

4.2	Description of the Company’s Common Shares

10.1#

Employment Agreement, dated April 10, 2017, by and between the Registrant and Richard Bear (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

10.2#

Employment Agreement, dated June 23, 2016, by and between the Registrant and James Kreger (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

10.3#

Employment Agreement, dated April 8, 2019, by and between the Registrant and Tushar Ramani (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37542, originally filed with the SEC on May 1, 2019).l

10.4#

Amended and Restated Employment Agreement, dated February 12, 2018, by and between the Registrant and Richard Bear (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

10.5#

Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

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

10.8

Membership Interest Purchase Agreement, dated December 1, 2014, between Gastroenterology Anesthesia Associates, LLC and certain parties named therein (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

10.9

Agreement for Purchase and Sale of Assets, dated December 1, 2014, between Gastroenterology Anesthesia Associates, LLC and certain parties named therein (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

10.10*

Credit agreement, dated as of October 22, 2019, among the Registrant, as borrower, the other loan parties and lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37542, originally filed with the SEC on November 7, 2019).

14.1

Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

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

101

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

#	Indicates management contract or compensatory plan.
*

Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2020	CRH MEDICAL CORPORATION

	By:	/s/ Tushar Ramani
		Name:	Tushar Ramani
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

We, the undersigned directors and officers of CRH Medical Corporation, hereby severally constitute and appoint Tushar Ramani and Richard Bear, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Tushar Ramani Tushar Ramani	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020

/s/ Richard Bear Richard Bear	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020

/s/ Anthony F. Holler Anthony F. Holler	Director	March 11, 2020

/s/ David Johnson David Johnson	Director	March 11, 2020

/s/ Todd Patrick Todd Patrick	Director	March 11, 2020

/s/ Ian Webb Ian Webb	Director	March 11, 2020