Form 10-Q
period 2020-03-31
CRH Medical Corp
filed 2020-05-12
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Suite 619 – 999 Canada Place, World Trade Center

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

The number of outstanding common shares of the registrant, no par value per share, as of May 11, 2020 was 71,564,084.

CRH MEDICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “predict,” “potential,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•	Our ability to predict developments in the COVID-19 pandemic and its impact to our operations;
•	Our ability to predict developments in payment rates and government regulation and manage our operations accordingly;
•	Our plans to successfully identify and complete corporate transactions and our other commercialization strategies;
•	The size of our addressable markets and our profitability;
•	The perceived merit of the CRH O’Regan System and our anesthesiology operations; and
•	Our ability to maintain or increase procedure volumes at our existing Ambulatory Surgery Centers (“ASCs”).

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

We believe there is a reasonable basis for our expectations and beliefs, but forward-looking statements are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	Our operations and financial results have been and could be further harmed by the COVID-19 pandemic;
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

CRH Medical Corporation

Index to Condensed Consolidated Interim Financial Statements (unaudited)

As of and for the three months ended March 31, 2020 and 2019

CRH MEDICAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Expressed in United States dollars)

	Notes	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents		$13,327,512	$6,568,716
Trade and other receivables, net	5	16,872,743	20,041,288
Income tax receivable		2,709,642	1,332,129
Prepaid expenses and deposits		994,326	729,483
Inventories, finished goods		322,818	349,324
		34,227,041	29,020,940
Non-current assets:
Property and equipment, net		224,350	251,933
Right of use asset	7	146,829	214,854
Intangible assets, net	8	153,728,539	163,108,193
Deferred asset acquisition costs		218,501	59,249
Deferred tax assets		10,794,462	10,440,100
		165,112,681	174,074,329
Total assets		$199,339,722	$203,095,269
Liabilities
Current liabilities:
Trade and other payables	6	$4,802,523	$6,196,741
Employee benefits		1,143,981	992,845
Income tax payable		—	28,589
Current portion of right of use asset liability	7	73,663	125,555
Deferred consideration		1,402,269	1,868,052
Earn-out obligation	13	872,068	1,063,060
Member loan		68,600	68,600
		8,363,104	10,343,442
Non-current liabilities:
Right of use asset liability	7	36,587	54,300
Notes payable and bank indebtedness	10	70,436,634	68,380,345
Deferred tax liabilities		101,822	101,822
		70,575,043	68,536,467
Equity
Common stock, no par value; 71,579,284 and 71,603,584 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	56,135,489	56,056,113
Additional paid-in capital		7,707,548	7,168,156
Accumulated other comprehensive loss		(66,772)	(66,772)
Retained earnings		11,008,401	13,154,981
Total equity attributable to shareholders of the Company		74,784,666	76,312,478
Non-controlling interest		45,616,909	47,902,882
Total equity		120,401,575	124,215,360
Total liabilities and equity		$199,339,722	$203,095,269

See accompanying notes to condensed consolidated financial statements.

Commitments and contingencies (note 14)

Subsequent events (note 17)

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(Expressed in United States dollars, except share and per share data)

		Three months ended March 31,
	Notes	2020	2019
Revenue:
Anesthesia services	16	$23,150,397	$26,692,966
Product sales	16	2,304,395	2,426,124
		25,454,792	29,119,090
Expenses:
Anesthesia services expense		24,629,366	22,559,355
Product sales expense		1,191,484	1,134,477
Corporate expense		2,230,804	1,600,409
		28,051,654	25,294,241
Operating income (loss)		(2,596,862)	3,824,849
Finance income	12	(190,992)	—
Finance expense	12	687,832	2,391,979

(Gain) loss from equity investment	9	15,666	(125,179)
Income (loss) before tax		(3,109,368)	1,558,049
Income tax expense (recovery)		(974,411)	167,259
Net and comprehensive income (loss)		$(2,134,957)	$1,390,790
Attributable to:
Shareholders of the Company		$(2,078,494)	$(76,968)
Non-controlling interest		(56,463)	1,467,758
		$(2,134,957)	$1,390,790
Loss per share attributable to shareholders
Basic and diluted	11(f)	$(0.029)	$(0.001)
Weighted average shares outstanding:
Basic and diluted	11(f)	71,608,769	71,823,368

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three months ended March 31, 2020 and 2019

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

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (continued) (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three months ended March 31, 2020 and 2019

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2020	71,603,584	$56,056,113	$7,168,156	$(66,772)	$13,154,981	$47,902,882	$124,215,360
Total net and comprehensive loss for the period	—	—	—	—	(2,078,494)	(56,463)	(2,134,957)
Stock-based compensation	—	—	652,548	—	—	—	652,548
Common shares issued on vesting of share units	50,000	139,105	(139,105)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 11(e))	(74,300)	(57,700)	—	—	(65,699)	—	(123,399)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (2,700 treasury shares) (note 11(e))	—	(2,029)	—	—	(2,387)	—	(4,416)
Adjustment in respect of prior year acquisition (note 4)			25,949				25,949
Distributions to members	—	—	—	—	—	(2,229,510)	(2,229,510)
Balance as at March 31, 2020	71,579,284	$56,135,489	$7,707,548	$(66,772)	$11,008,401	$45,616,909	$120,401,575

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States dollars)

		Three months ended March 31,
	Notes	2020	2019
Operating activities:
Net income (loss)		$(2,134,957)	$1,390,790
Adjustments for:
Depreciation of property, equipment and intangibles		9,408,874	8,667,984
Stock-based compensation	11	652,548	564,251
Unrealized foreign exchange		(2,399)	(2,111)
Deferred income tax recovery		(579,347)	(1,192,100)
Change in fair value of contingent consideration	12	(190,992)	1,400,500
Accretion on contingent consideration and deferred consideration	12	10,145	53,268
Amortization of deferred financing fees	12	90,603	65,091
(Gain) loss from equity investment	9	15,666	(125,179)
Change in current tax receivable		(1,181,116)	1,003,285
Change in trade and other receivables		3,168,544	529,902
Change in prepaid expenses		(264,843)	114,134
Change in inventories		26,506	(227,730)
Change in trade and other payables		(1,385,549)	94,305
Change in employee benefits		151,134	39,326
Net cash provided by operating activities		7,784,817	12,375,716
Financing activities
Repayment of member loans		—	(49,000)
Equity investment loan		—	(30,000)
Proceeds from short-term advances		—	72,534
Payment of deferred consideration		(465,645)	—
Repayment of notes payable and bank indebtedness		(3,000,000)	(5,925,000)
Proceeds from bank indebtedness		5,000,000	—
Payment of deferred financing fees		(34,314)	—
Distributions to non-controlling interest		(2,229,510)	(4,034,800)
Repurchase of shares for cancellation	11(e)	(127,816)	(1,493,319)
Net cash used in financing activities		(857,285)	(11,459,585)
Investing activities
Acquisition of property and equipment		(1,636)	(30,418)
Deferred asset acquisition costs		(159,252)	(24,193)
Acquisition of anesthesia services providers	4	—	(5,239,003)
Net cash used in investing activities		(160,888)	(5,293,614)
Effects of foreign exchange on cash and cash equivalents		(7,848)	787
Increase (decrease) in cash and cash equivalents		6,758,796	(4,376,696)
Cash and cash equivalents, beginning of period		6,568,716	9,946,945
Cash and cash equivalents, end of period		$13,327,512	$5,570,249
Supplemental disclosures:
Cash interest paid		$(606,663)	$(884,080)
Taxes paid		$(786,053)	$(355,839)
Operating lease payments		$(69,395)	$(92,221)
Non-cash acquisition costs		$—	$(116,025)

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

CRH principally operates in the United States and is headquartered from its registered offices located at Unit 619, 999 Canada Place, Vancouver, British Columbia, Canada.

2.	Summary of significant accounting policies:
(a)	Basis of presentation:

These condensed consolidated interim financial statements have been prepared in accordance with US GAAP.  These interim financial statements do not include all note disclosures required on an annual basis, and therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2019, filed with the appropriate securities regulatory authorities.

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements cash flows as at March 31, 2020 and for all periods presented, have been recorded. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the Company's full year results.

(b)	Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are entities controlled by the Company through voting control and for the anesthesia business, control over the assets and business operations of the subsidiary through operating agreements.  Control exists when the Company has the continuing power to govern the financial and operating policies of the investee. Subsidiaries are included in the consolidated financial results of the Company from the effective date of acquisition up to the effective date of disposition or loss of control. Minority interests, if any, are valued at fair value at inception. All significant intercompany transactions and balances have been eliminated on consolidation.

(c)	Use of estimates, assumptions and judgments:

The preparation of the Company’s condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies, the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take.  Actual results could differ from those estimates.

3.	Recent accounting pronouncements:
(a)	Initial adoption of new accounting standards:
(i)

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”, which requires companies to measure credit losses on financial instruments measured at amortized cost by applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss” methodology for recognizing credit losses. This standard is effective for fiscal years beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company.

3.	Recent accounting pronouncements (continued):
(ii)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard did not have a material impact on the Company.

(b)	Recent accounting pronouncements not yet adopted:
(i)	Income Taxes – Simplifying the Accounting for Income Taxes

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

4.	Asset acquisitions:

During the three months ended March 31, 2020, the Company did not complete any asset acquisitions.

During the year ended December 31, 2019, the Company completed five asset acquisitions. These asset acquisitions have been included in the anesthesia segment of the Company and represents the following:

Acquired Operation	Date Acquired	Consideration
Anesthesia Care Associates LLC ("ACA")	January 2019	$5,355,028
South Metro Anesthesia Associates LLC ("SMAA")	May 2019	$1,791,431
Crystal River Anesthesia Associates LLC ("CRAA")	July 2019	$2,174,003
Triad Sedation Associates LLC ("TSA")	November 2019	$3,828,661
Florida Panhandle Anesthesia Associates LLC ("FPAA")	December 2019	$2,762,302

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

	ACA	SMAA	CRAA	TSA	FPAA	Total
Cash	$5,239,003	$1,752,465	$2,130,000	$3,185,843	$2,725,000	$15,032,311
Acquisition costs	116,025	38,966	44,003	15,173	37,302	251,469
Deferred consideration	—	—	—	627,645	—	627,645
Pre-transaction equity interest	—	—	—	1,595,275	—	1,595,275
Purchase consideration	$5,355,028	$1,791,431	$2,174,003	$5,423,936	$2,762,302	$17,506,700
Non-controlling interest	$—	$1,465,716	$2,088,748	$5,211,233	$2,653,976	$11,419,673
	$5,355,028	$3,257,147	$4,262,751	$10,635,169	$5,416,278	$28,926,373
Assets and liabilities acquired:
Exclusive professional services agreements	$5,355,028	$3,257,147	$4,262,751	$8,891,711	$5,416,278	$27,182,915
Cash	—	—	—	115,397	—	115,397
Accounts receivable	—	—	—	1,950,219	—	1,950,219
Prepaid expenses and deposits	—	—	—	1,518	—	1,518
Trade payables and other accruals	—	—	—	(323,676)	—	(323,676)
Pre-close accounts receivable	50,000	—	—	—	—	50,000
Pre-close accounts payable	(50,000)	—	—	—	—	(50,000)
Fair value of net identifiable assets and liabilities acquired	$5,355,028	$3,257,147	$4,262,751	$10,635,169	$5,416,278	$28,926,373
Exclusive professional services agreements – amortization term	6 years	5 years	5 years	5 years	5 years
CRH ownership interest	100%	55%	51%	51%	51%

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

5.	Trade and other receivables:

	March 31, 2020	December 31, 2019
Trade receivables, gross	$16,851,074	$20,024,916
Other receivables	53,238	50,756
Less: allowance for doubtful accounts	(31,569)	(34,384)
	$16,872,743	$20,041,288
Anesthesia segment – trade receivables, gross	16,142,557	19,081,177
Product segment – trade receivables, gross	708,517	943,739
	$16,851,074	$20,024,916

6.	Trade and other payables:

	March 31, 2020	December 31, 2019
Trade payables	$1,058,175	$1,213,276
Accruals and other payables	3,744,348	4,983,465
	$4,802,523	$6,196,741

7.	Right of use assets and related obligations:

The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the three months ended March 31, 2020, the Company incurred total operating lease expenses of $90,572 (2019 - $96,611).  For the three months ended March 31, 2020, this included lease expenses associated with fixed lease payments of $69,129 and variable lease payments of $21,443 (2019 - $51,240 and $45,371, respectively).

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	For the three months ended March 31,
	2020	2019
Anesthesia services expense	$28,180	$34,119
Product sales expense	31,196	27,758
Corporate expense	31,196	34,734
	$90,572	$96,611

The weighted average lease term of the Company’s three premises leases is 1.47 years.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on the Company’s JP Morgan Facility, which is disclosed in note 10.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
Remainder of 2020	$58,487
2021	55,498
$113,985
Accretion related to outstanding lease obligations	(3,735)
Total	$110,250
Current obligation relating to right of use assets	$73,663
Long-term obligation relating to right of use assets	$36,587
Total	$110,250

8.	Intangible assets:

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

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

	Professional Services Agreements	Patents	Total
Cost
Balance as at December 31, 2019	$275,113,390	$532,598	$275,645,988
Additions through asset acquisitions (note 4)	—	—	—
Balance as at March 31, 2020	$275,113,390	$532,598	$275,645,988

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at December 31, 2019	$112,035,676	$502,119	$112,537,795
Amortization expense	9,379,278	376	9,379,654
Balance as at March 31, 2020	$121,414,954	$502,495	$121,917,449

	Professional Services Agreements	Patents	Total
Net book value
March 31, 2020	$153,698,436	$30,103	$153,728,539
December 31, 2019	$163,077,714	$30,479	$163,108,193

The Company identified indicators of impairment in respect of six professional services agreements as at March 31, 2020. Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.  Consistent with the analysis performed at December 31, 2019, the Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the lives of the assets to the carrying amounts as at March 31, 2020.  The income approach was used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, revenue rates per case, discount rates and operating cost growth rates. The impact of the COVID-19 pandemic (see note 14), has been incorporated into the Company’s key assumptions and underlying cash flow estimates; however, due to uncertainties in the estimates that are inherent to the Company's industry and uncertainties around the duration and longevity of the pandemic, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit. As a result of this test, no write-downs to the intangible assets were required.

As at December 31, 2019, the Company identified indicators of impairment in respect of six of its professional services agreements.  Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.  The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets to the carrying amounts as at December 31, 2019.

8.	Intangible assets (continued):

As a result of this test, no write-downs to the intangible assets were required.

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 3.08 years.  The weighted average remaining amortization period for the Company’s professional services agreements is 4.91 years.

Based on the Company’s professional services agreements in place at March 31, 2020, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at March 31, 2020
Remainder of 2020	$28,058,866
2021	32,132,359
2022	25,411,095
2023	21,264,711
2024	19,340,794
The first three months of 2025	3,274,220
$129,482,045

9.	Equity investment:

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

The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant date and as at March 31, 2019.

The following table summarizes unaudited financial information for the TSA equity method investee for the three months ended March 31, 2019.  As at and for the three months ended March 31, 2020, TSA is consolidated 100% within the results of the Company.

Results of operations	Three months ended March 31, 2019
Anesthesia revenue	$1,106,603
Anesthesia services expense	360,605
Net income	$745,998

10.	Notes payable:

	March 31, 2020	December 31, 2019
Current portion	$—	$—
Non-current portion	70,436,634	68,380,345
Total loans and borrowings	$70,436,634	$68,380,345

J.P. Morgan Chase (“JP Morgan Facility”)

On October 22, 2019, the Company entered into a three year revolving credit line which provides up to $200 million in borrowing capacity. The JP Morgan Facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million. Interest on the JP Morgan Facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s total leverage ratio. The JP Morgan Facility is secured by the assets of the Company and matures on October 22, 2022. Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the previous Scotia Facility were retained and are amortized over the term of the new facility. The Company incurred deferred financing fees of $839,893 in connection with this facility in the year ended December 31, 2019. The remaining unamortized fees relating to the JP Morgan Facility as of March 31, 2020 were $904,736.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements. As at March 31, 2020, the Company had drawn $71,341,370 on the JP Morgan Facility (2019 - $69,341,370).   As at March 31, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.00:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company is in compliance with all covenants as at March 31, 2020.

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At March 31, 2020
Remainder of 2020	$—
2022	71,341,370
$71,341,370

11.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 11(e)), there were no share transactions in the three months ended March 31, 2020 and 2019.

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

11.	Share capital (continued):

A summary of the status of the plan as of March 31, 2020 is as follows:

	Time based share units	Performance based share units
Outstanding, December 31, 2019	2,147,500	950,000
Issued	—	—
Exercised	(50,000)	—
Forfeited	(47,500)	—
Expired	—	—
Outstanding, March 31, 2020	2,050,000	950,000
Vested	—	—
Expected to vest	2,050,000	—

During the three months ended March 31, 2020, the Company recognized $570,254 (2019 – $564,251)  in compensation expense in relation to share units.

(d)	Stock-option plan:

During the three months ended March 31, 2020, there was no activity in the Company’s stock-option plan.

During the three months ended March 31, 2020, the Company recognized $82,294 (2019 - $nil) in compensation expense in relation to options.

(e)	Normal Course Issuer Bid:

During the three months ended March 31, 2020, the Company repurchased 77,000 (2019 – 488,600) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $128,365 (CAD$178,486) (2019 - $1,496,588 (CAD$1,988,859)). As at March 31, 2020, 74,300 of these shares had been cancelled with the remaining 2,700 shares cancelled on April 3, 2020.

(f)	Loss per share:

The calculation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019 is as follows:

	For the three months ended March 31,
	2020			2019
	Net loss	Weighted average number of common shares outstanding	Per share amount	Net loss	Weighted average number of common shares outstanding	Per share amount
Net loss attributable to shareholders:
Loss per common share:
Basic and diluted	$(2,078,494)	71,608,769	$(0.029)	$(76,968)	71,823,368	$(0.001)

For the three months ended March 31, 2020, 1,004,687 options (2019 – 1,344,687) and 2,676,896 share units (2019 – 2,119,250) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.

12.	Net finance expense

Recognized in earnings in the three months ended March 31, 2020:

	For the three months ended March 31,
	2020	2019
Finance income:
Net change in fair value of financial liabilities at fair value through earnings (note 13)	$(190,992)	$—
Total finance income	$(190,992)	$—
Finance expense:
Interest and accretion expense on borrowings	$587,084	$873,120
Accretion expense on earn-out obligation and deferred consideration	10,145	53,268
Amortization of deferred financing fees	90,603	65,091
Net change in fair value of financial liabilities at fair value through earnings (note 13)	—	1,400,500
Total finance expense	$687,832	$2,391,979
Net finance expense	$496,840	$2,391,979

13.	Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, employee benefit obligations, short term advances, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation.  The fair values of these financial instruments, except the notes payable balances, the deferred consideration and the earn-out obligation, approximate carrying value because of their short-term nature. The earn-out obligation is recorded at fair value.  The fair value of the notes payable and bank indebtedness, which is comprised of the JP Morgan Facility, approximates carrying value as it is a floating rate instrument.  The Company’s deferred consideration relating to its Austin Gastroenterology Anesthesia Associates LLC (“AGAA”) acquisition in 2016 was initially measured at fair value and is being accreted to its face value over a period of four years from the acquisition date.  Additionally, the Company has included amounts within deferred compensation relating to payments under its TSA and CCAA transactions; these amounts are repayable within one year.

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	March 31, 2020	Level 1	Level 2	Level 3
Earn-out obligation	$872,068	$—	$—	$872,068
Total	$872,068	$—	$—	$872,068

Liabilities	December 31, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$1,063,060	$—	$—	$1,063,060
Total	$1,063,060	$—	$—	$1,063,060

13.	Financial instruments (continued):

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the transaction, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset.  In the year-ended December 31, 2019, the Company paid $4,795,822 as partial payment of the amount owing under its earn-out obligation; the Company expects to pay the remaining obligation of $872,068 within one year.  The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the three months ended March 31, 2020, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in a decrease of $190,992 for the three months ended March 31, 2020 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

During the three months ended March 31, 2020, the Company recorded accretion expense of $nil (2019 - $33,658), in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk.

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2020	$1,063,060
Recorded in finance expense:
Fair value adjustment	(190,992)
Balance as at March 31, 2020	$872,068

14.	Commitments and contingencies:

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

In March 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and our business are not known at this time. These impacts could include an impact on our ability to obtain debt and equity financing, impairment in the value of our long-lived assets, or potential future decrease in revenue or the profitability of our going operations.

15.	Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.  Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the three months ended March 31, 2020, the Company made product sales totaling $7,190 (2019 - $7,000) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  The amount owed by this related party as of March 31, 2020 was $nil (2019 - $nil).

16.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services. The revenues relating to geographic segments based on customer location, in United States dollars, for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Revenue:
Canada and other	$64,672	$50,060
United States	25,390,120	29,069,030
Total	$25,454,792	$29,119,090

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	Three months ended
	March 31, 2020	March 31, 2019
Revenue:
Commercial Insurers	$18,608,510	$22,202,878
Federal Insurers	4,472,812	4,353,403
Physicians	2,304,395	2,426,124
Other	69,075	136,685
Total	$25,454,792	$29,119,090

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at March 31, 2020 and December 31, 2019:

	2020	2019
Property and equipment:
Canada	$186,928	$210,386
United States	$37,422	41,547
Total	$224,350	$251,933
Intangible assets:
Canada	$30,101	$30,478
United States	$153,698,438	163,077,715
Total	$153,728,539	$163,108,193
Total assets:
Canada	$7,683,885	$3,231,845
United States	$191,655,837	199,863,424
Total	$199,339,722	$203,095,269

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the three months ended March 31, 2020 and 2019.The Company does not allocate expenses related to corporate activities. These expenses are presented within “Other” to allow for reconciliation to reported measures.

	Three months ended March 31, 2020
	Anesthesia services	Product sales	Other	Total
Revenue	$23,150,397	$2,304,395	$—	$25,454,792
Operating costs	24,629,366	1,191,484	2,230,804	28,051,654
Operating income (loss)	$(1,478,969)	$1,112,911	$(2,230,804)	$(2,596,862)

16.	Segmented information (continued):

	Three months ended March 31, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$26,692,966	$2,426,124	$—	$29,119,090
Operating costs	22,559,355	1,134,477	1,600,409	25,294,241
Operating income (loss)	$4,133,611	$1,291,647	$(1,600,409)	$3,824,849

Additionally, the Company incurs the following in each of its operating segments:

	Three months ended March 31, 2020
	Anesthesia services	Product sales	Other	Total
Finance (income) expense	$(180,847)	$—	$677,687	$496,840
Depreciation and amortization expense	$9,383,403	$5,295	$20,176	$9,408,874

	Three months ended March 31, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$1,453,768	$—	$938,211	$2,391,979
Depreciation and amortization expense	$8,643,707	$9,172	$15,105	$8,667,984

17.	Subsequent event:

On April 17, 2020, the Company received loan proceeds of $2,945,620 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the COVID-19 crisis, and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the eight week period after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for six months and will accrue interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 11, 2020 and with the securities commissions in all provinces and territories of Canada on March 11, 2020. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “CRH,” “we,” “us,” and “our” refer to CRH Medical Corporation and its subsidiaries.

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

The Company has financed its cash requirements primarily from revenues generated from the sale of its product directly to physicians, GI anesthesia revenue, equity financings, debt financing and revolving and term credit facilities. The Company’s ability to maintain the carrying value of its assets is dependent on the evolving COVID-19 pandemic and the easing of related governmental restrictions and on the Company successfully marketing its products and services, obtaining reasonable rates for anesthesia services and maintaining future profitable operations, the outcome of which cannot be predicted at this time. The Company has also stated its intention to acquire or develop additional GI anesthesia businesses. In the future, it may be necessary for the Company to raise additional funds for the continuing development of its business plan, including additional acquisitions.

Recent Events

COVID-19 – March 2020

In March 2020, a pandemic relating to a novel coronavirus known as COVID-19 occurred causing significant financial market disruption and social dislocation. The pandemic is dynamic with various cities, counties, states and countries around the world responding in different ways to address and contain the outbreak, including the declaration of a global pandemic by the World Health Organization, a National State of Emergency in the United States and state and local executive orders and ordinances forcing the closure of non-essential businesses and persons not employed in or using essential services to “stay at home” or “shelter in place”. At this stage, we have no certainty as to how long the pandemic will last, what regions will be most effected or to what extent containment measures will be applied.  As a result of the pandemic, the Company’s operations were impacted in the last half of March 2020 and continue to be significantly impacted to the date of this report.  Many of our ambulatory surgery center customers have had to temporarily close centers through this phase of the pandemic.  While we expect the Anesthesia Service Centers (“ASCs”) that we service to re-open in the near-term with the easing of coronavirus restrictions, there is no certainty regarding timing and extent of these locations re-opening, nor is there a guarantee of remaining open should the pandemic recur.

Starting in mid-March 2020, as a result of the COVID-19 pandemic, patients in the United States have cancelled or deferred non-emergent procedures or otherwise avoided medical treatment, resulting in reduced patient volumes and operating revenues and income from both our Products and Anesthesia Services businesses.  These cancellations and deferrals have continued throughout April and the first half of May and are expected to significantly impact our results during the second quarter of 2020. Until the centres that we serve are open and fully operational, we will see significant declines in revenue and operating income. See “Risk Factors – Our operations and financial results have been and could be further harmed by the COVID-19 pandemic.”

Paycheck Protection Program – April 2020

On April 17, 2020, the Company received loan proceeds of $2,945,620 under the Paycheck Protection Program (“PPP”).  The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the coronavirus crisis, and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the eight week period after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for six months and will accrue interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

New Director – April 2020

Effective April 23, 2020, the Company appointed Brian Griffin to its Board of Directors, replacing Anthony Holler who resigned as director on March 19, 2020.

Mr. Griffin has a proven track record of over 35 years of senior leadership and operational experience in healthcare. He most recently served as Chairman and Chief Executive Officer of Diplomat Pharmacy Inc., one of the nation’s largest independent Specialty Pharmacies and Pharmacy Benefit Managers (PBM), until it was recently acquired by UnitedHealth Group Inc. (NYSE: UNH). Previously, Mr. Griffin joined Anthem (NYSE: ANTM), in 2013, initially as President and Chief Executive Officer of its Empire BlueCross BlueShield – New York Company, and ultimately assuming the role of President of Anthem’s Commercial Business, including its 14 BlueCross BlueShield plans nationwide. Thereafter, Mr. Griffin was named Chief Executive Officer of IngenioRx, Anthem’s wholly owned national PBM. Mr. Griffin also held positions of increasing responsibility with Medco Health Solutions, Inc. and US Healthcare, Inc.

Critical Accounting Policies and Estimates

There are no changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2019.

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

SELECTED US GAAP FINANCIAL INFORMATION

	Three months ended March 31,
	2020	2019	% Change
Anesthesia services revenue	$23,150,397	$26,692,966	(13)%
Product sales revenue	$2,304,395	$2,426,124	(5)%
Total revenue	25,454,792	29,119,090	(13)%
Total operating expenses, including:	28,051,654	25,294,241	11%
Depreciation and amortization expense	9,408,874	8,667,984	9%
Stock based compensation expense	652,548	564,251	16%
Operating income (loss)	(2,596,862)	3,824,849	(168)%
Operating margin	(10.2)%	13.1%
(Gain) Loss from equity investment	15,666	(125,179)	(113)%
Net finance expense	496,840	2,391,979	(79)%
Tax expense (recovery)	(974,411)	167,259	(683)%
Net and comprehensive income (loss)	$(2,134,957)	$1,390,790	(254)%
Attributable to:
Shareholders of the Company	$(2,078,494)	$(76,968)	2,600%
Non-controlling interest[2]	$(56,463)	$1,467,758	(104)%
Net cash provided by operating activities	$7,784,817	$12,375,716	(37)%
Distributions to non-controlling interest	(2,229,510)	(4,034,800)	(45)%
Net cash provided by operating activities less distributions to non-controlling interest	$5,555,307	$8,340,916	(33)%
Earnings per share attributable to shareholders:
Basic and diluted	$(0.029)	$(0.001)

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	Three months ended March 31,
	2020	2019	% Change
Total Adjusted operating expenses	$17,907,303	$16,041,949	12%
Adjusted operating EBITDA – non - controlling interest[2]	2,676,028	4,311,286	(38)%
Adjusted operating EBITDA - shareholders of the Company	4,871,461	8,765,854	(44)%
Adjusted operating EBITDA - total	$7,547,489	$13,077,140	(42)%
Adjusted operating EBITDA margin	29.7%	44.9%

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
[2] Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the three months ended March 31, 2020 and 2019

Revenues for the three months ended March 31, 2020 were $25,454,792 compared to $29,119,090 for the three months ended March 31, 2019. The 13% decrease is mainly attributable to revenue volume declines, due to closures of sites as a result of COVID-19.  This impacted both our anesthesia and product segments.  Additionally, in our anesthesia segment, revenue declined due to other factors, described below.

Revenues from anesthesia services for the three months ended March 31, 2020 were $23,150,397 compared to $26,692,966 for the three months ended March 31, 2019. While the Company saw some increases as a result of the Company’s anesthesia acquisitions completed in 2019; there were additional factors, namely COVID-19, which resulted in the overall decline in cases and in revenue between Q1 2020 and Q1 2019. The overall $3.5 million decrease in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 contributed $2.2 million of the increase when comparing the two periods;
•

case declines in our entities equivalent to $2.8 million.  After excluding case growth from acquisitions, above, cases declined by 11% from cases reported in the first quarter of 2019.  The decline in case growth is related to closures of anesthesia service centers where we provide our services.  Many locations started closures as early as mid-March due to the COVID-19 pandemic.  Prior to COVID-19, cases in January and February 2020, excluding case growth from acquisitions, were up 4% when compared to the same period in 2019. If this trend were to continue, we would have expected to experience positive volume variances for the quarter;

•

changes in non-contract payor reimbursement strategies and payor mix, primarily related to entities acquired prior to 2019, decreased 2020 revenue by approximately $1.6 million when compared to 2019; and

•

in the first quarter of 2019 we recognized $1.2 million of additional variable consideration from procedures completed in the prior year based on actual recoveries compared to our estimates. Included within the first quarter of 2020 revenue is a negative prior period revenue adjustment of approximately $0.1 million.

As adjusted operating expenses1 are largely fixed in nature, changes in revenue primarily drive changes in operating income and adjusted operating EBITDA1.

In the quarter ended March 31, 2020, the anesthesia services segment serviced 77,993 patient cases compared to 77,501 patient cases during the quarter ended March 31, 2019. Patient cases exclude any patient cases serviced by the Company’s equity held investment, TSA, for the period ended March 31, 2019.  After excluding patient cases from acquisitions completed after March 31, 2019, the anesthesia services segment serviced 69,559 cases in the first quarter of 2020.

The tables below summarize our payor mix as a percentage of all patient cases for the three months ended March 31, 2020 and 2019.

	Three months ended
Payor	March 31, 2020	March 31, 2019	Change
Commercial	56.3%	58.1%	(3.1)%
Federal	43.7%	41.9%	4.3%
Total	100.0%	100.0%

The payor mix for the three months ended March 31, 2020 includes acquisitions completed during 2019 and as a result is not directly comparable to the three months ended March 31, 2019. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three months ended March 31, 2020 and 2019, but exclude patient cases related to acquisitions completed in 2019 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended
Payor	March 31, 2020	March 31, 2019	Change
Commercial	58.2%	58.6%	(0.7)%
Federal	41.8%	41.4%	1.0%
Total	100.0%	100.0%

Revenues from product sales for the three months ended March 31, 2020 were $2,304,395 compared to $2,426,124 for the comparable period in 2019. Product sales in January 2020 and February 2020 exceeded 2019 comparatives; however, with the COVID-19 pandemic, sales of our ligators declined in March 2020 with the decline in demand from GI physicians as patients in the United States cancelled or deferred non-emergent procedures or otherwise avoided medical treatment. As of March 31, 2020, the Company has trained 3,204 physicians to use the O’Regan System, representing 1,231 clinical practices. This compares to 2,999 physicians trained, representing 1,139 clinical practices, as of March 31, 2019.

Total operating expenses

Total operating expense for the three months ended March 31, 2020 was $28,051,654 compared to $25,294,241 for the three months ended March 31, 2019. The increase in operating expenses is largely driven by increases seen in total adjusted operating expense (refer to the “Total adjusted operating expenses – Non-GAAP section below), as well as increases seen in amortization expense and stock-based compensation expense.  While anesthesia cases and revenue declined due to COVID-19, payroll expenses though generally fixed respond more slowly to changes in volume and thus did not significantly decline.  The Company did not see any operating expense declines due to case volume reductions and reduced activity levels until April 2020.

Amortization expense for the three months ended March 31, 2020 increased by 9% from 2019. This is a result of incremental amortization expense related to asset acquisitions completed in 2019 and the related intangible assets that were acquired.

Stock-based compensation expense for the three months ended March 31, 2020 increased by 16% when compared to 2019.  This increase is a result of a change in mix in the composition of awards held by the Company in the period.

Total adjusted operating expenses – Non-GAAP1

For the three months ended March 31, 2020, total adjusted operating expenses were $17,907,303 compared to $16,041,949 for the three months ended March 31, 2019. Increases in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business.

Anesthesia services adjusted operating expenses for the three months ended March 31, 2020 were $15,094,199, compared to $13,778,571 for the three months ended March 31, 2019. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. The Company’s first anesthesia acquisition was in the fourth quarter of 2014, with twenty-four further acquisitions completed in 2015, 2016, 2017, 2018 and 2019. As a result, the first quarter of 2020 is not directly comparable.  The majority of the increase relating to operating expenses relates to companies acquired in 2019.   Excluding the impact of acquisitions, anesthesia services adjusted operating expense increased by 1.8% compared to the first quarter of 2019.  Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, primarily increase as a result of the Company’s acquisition strategy.  As noted above, due to the nature of the Company’s operating expenses, which are primarily payroll, the Company did not experience any declines in costs associated with the revenue and case declines caused by COVID-19 in the first quarter of the year.  Beginning April 2020, the Company was able to reduce its workforce for anesthesia case volume declines and therefore reduce its operating expenses.

Total adjusted operating expenses per case1 for the anesthesia segment were $194 per case for the three months ended March 31, 2020. This rate per case is higher than the rate per case of $178 seen in the three months ended March 31, 2019, largely due to the volume decline as a result of COVID-19. After affecting for an 11% volume decline due to COVID-19, we would expect the adjusted operating expense per case for the three months ended March 31, 2020 to be $174 per case, lower than the per case rate seen in the first quarter of 2019.

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Product sales adjusted operating expenses for the three months ended March 31, 2020 were $1,057,327 compared to $1,052,854 for the three months ended March 31, 2019. In general, costs have remained consistent when compared to 2019.  Beginning April 2020, the Company has been able to more closely align employee expenses with the reduced demand caused by COVID-19.

Corporate adjusted operating expenses for the three months ended March 31, 2020 were $1,755,777 compared to $1,210,524 for the three months ended March 31, 2019. The increase in corporate adjusted operating expense is a reflection of higher professional fees, increased director fees and employee related costs, and, in general, is reflective of the increasing complexity of our business which is also increasing our compliance costs. As a result of the impact of COVID-19 on the profitability of the Company, the Company has instituted a reduction in executive compensation in mid-April 2020; looking forward, this will reduce Corporate adjusted operating expenses.

Operating Income (Loss)

Operating loss for the three months ended March 31, 2020 was $2,596,862 compared to operating income of $3,824,849 for the same period in 2019. The following schedule reconciles the changes in operating income between periods:

Three months ended March 31, 2020
Operating income – comparable period 2019	$3,824,849
Decrease in period revenues	(3,664,298)
Increase in period adjusted operating expenses[1]	(1,865,351)
Increase in period amortization and depreciation expense	(740,889)
Increase in period stock based compensation expense	(88,297)
Inventory write-down in the period	(64,911)
Decrease in period acquisition expenses	2,035
Operating loss – 2020	$(2,596,862)

Changes in the Company’s revenues and adjusted operating expenses5 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

The primary driver of the decline in operating income is the reduction in anesthesia and product revenues in the quarter, with much of the reduction directly correlated with COVID-19 and its impact on the Company’s anesthesia case and product sales volumes. With expenses being predominantly fixed, any change in revenue, specifically case volume, directly impacts operating income until the Company is able to respond via reductions in workforce.  Contributing to the decrease in operating income for the three months are incremental costs relating to acquired professional services agreements in 2019 as well as slight increases seen in stock-based compensation and acquisition expenses.

Anesthesia operating loss for the three months ended March 31, 2020 was $1,478,969, a decrease of $5,612,580 from the same period in 2019. The decrease in the quarter is primarily reflective of the decrease in adjusted operating EBITDA1 in the quarter (calculated above as revenues less adjusted operating expenses), in conjunction with an incremental increase in amortization expense in the quarter of $738,318 when comparing the first quarter of 2020 to the first quarter of 2019. The reduction in adjusted operating EBITDA1 is largely a reflection of declines in anesthesia revenue, much of which is related to COVID-19, as well as the Company’s inability to reduce its operating expenses in the short-term.

Product operating income for the three months ended March 31, 2020 was $1,112,911, a decrease of $178,736 from the same period in 2019. With product operating expenses remaining relatively consistent between the first quarter of 2020 and the first quarter of 2019, the decline in operating income is primarily driven by the decline in revenues in the quarter as a result of COVID-19 and its impact on sales in March 2020.

[1]	See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended March 31, 2020 was $4,871,461, a decrease of $3,894,383 when compared to the three months ended March 31, 2019. The decrease in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the overall net decline in revenue (described within the revenue section, but largely attributable to COVID-19) in conjunction with overall increases in adjusted operating expenses.  While revenue declined due to case volume decreases due to COVID-19, significant reductions in operating expenses, primarily payroll, were not effective until early April 2020.

Adjusted operating EBITDA attributable to non-controlling interest was $2,676,028 for the three months ended March 31, 2020, compared to $4,311,286 for the three months ended March 31, 2019. This comprises the non-controlling interests’ share of revenues of $6,790,205 and adjusted operating expenses of $4,114,177. The decrease in non-controlling interest is a result of the same net revenue declines in conjunction with overall increases in adjusted operating expenses as described above. Additionally, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders.

Total adjusted operating EBITDA was $7,547,489 for the three months ended March 31, 2020, a decrease of 42% from the same period in 2019.

Net finance expense

As a result of the Company’s debt facilities and long-term finance obligations, including its earn-out obligation, the Company has recorded a net finance expense of $496,840 for the three months ended March 31, 2020, compared to net finance expense of $2,391,979 for the three months ended March 31, 2019. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments. Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	Three months ended March 31,
	2020	2019
Finance income:
Net change in fair value of financial liabilities at fair value through earnings	$(190,992)	$—
Total finance income	$(190,992)	$—
Finance expense:
Interest and accretion expense on borrowings	$587,084	$873,120
Accretion expense on earn-out obligation and deferred consideration	10,145	53,268
Amortization of deferred financing fees	90,603	65,091
Net change in fair value of financial liabilities at fair value through earnings	—	1,400,500
Total finance expense	$687,832	$2,391,979
Net finance expense	$496,840	$2,391,979

During the three months ended March 31, 2020, the Company recognized a fair value adjustment of $190,992 in respect of its earn-out obligation. The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit.

Cash interest paid in the three months ended March 31, 2020 was $606,663 compared to $884,080 cash interest paid in the comparable period of 2019. The decrease in cash interest paid is reflective of the lower LIBOR rates in 2020 as well as the credit spread on the Company’s current JP Morgan Facility being lower than its previous Scotia Facility. As at March 31, 2020, the Company owed $71,341,370 under its JP Morgan Facility as compared to $69,341,370 owed at December 31, 2019.

(Gain) Loss from Equity Investment

Equity income was derived from the Company’s 15% equity interest in Triad Sedation Associates LLC (“TSA”). TSA began operating in February 2019 and was the result of an agreement between CRH and Digestive Health Specialists (“DHS”), located in North Carolina, whereby CRH assists DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH was a 15% equity owner in the anesthesia business and receives compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH had the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, which it exercised in November 2019.  Upon exercise of the option, CRH obtained control of TSA and TSA was therefore consolidated 100% within the results of CRH from the date control was acquired.  As a result, TSA is not an equity investment as at March 31, 2020, thus causing the decline in equity income when comparing the first quarter of 2020 to the first quarter of 2019.

Income tax expense (recovery)

For the three months ended March 31, 2020, the Company recorded an income tax recovery of $974,411 compared to income tax expense of $167,259 for the three months ended March 31, 2019. Income tax expense relates only to income attributable to the Company’s shareholders and the income tax recovery in the period is driven by the Company’s net loss before tax, which in turn is driven by the impact COVID-19 has had on the Company’s operating results.

Net and comprehensive loss

For the three months ended March 31, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $2,078,494 compared to a net and comprehensive loss attributable to shareholders of $76,968 for the three months ended March 31, 2019. The increase in the loss quarter over quarter is largely a reflection of the decrease in adjusted operating EBITDA attributable to shareholders which is largely driven by the impact of COVID-19 in the quarter, offset by tax recoveries in the period.

Net and comprehensive loss attributable to non-controlling interest was $56,543 for the three months ended March 31, 2020 compared to the net and comprehensive income attributable to non-controlling interest of $1,467,758 for the three months ended March 31, 2019.  Consistent with the loss attributable to shareholders, the net and comprehensive loss attributable to non-controlling interest in the period is a result of the impact COVID-19 has had on the Company’s operating results in the quarter.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2020	2019
(USD in thousands)	Q1 ‘20	Q1 ‘19
Net and comprehensive income (loss)	(2,135)	1,391
Net finance expense	497	2,392
(Gain) loss on equity investment	16	(125)
Income tax expense (recovery)	(974)	167
Operating income (loss)	(2,597)	3,825
Amortization expense	9,380	8,641
Depreciation and related expense	29	27
Stock based compensation	653	564
Acquisition expenses[1]	18	20
Inventory write-downs	65	—
Total adjusted operating EBITDA	7,547	13,077
Adjusted operating EBITDA attributable to:
Shareholders of the Company	4,871	8,766
Non-controlling interest	2,676	4,311

1 Acquisition expenses relating to incomplete acquisitions

Adjusted Operating EBITDA Margin

	2020	2019
(USD in thousands)	Q1 ‘20	Q1 ‘19
Revenue	25,455	29,119
Operating income (loss)	(2,597)	3,825
Operating margin	(10.2%)	13.1%
Amortization expense	36.8%	29.7%
Depreciation and related expense	0.1%	0.1%
Stock based compensation	2.6%	1.9%
Acquisition expenses[1]	0.1%	0.1%
Inventory write-downs	0.3%	(—)%
Total adjusted operating EBITDA margin	29.7%	44.9%

1 Acquisition expenses relating to incomplete acquisitions

Adjusted operating expenses

	2020	2019
(USD in thousands)	Q1 ‘20	Q1 ‘19
Anesthesia services expense	24,629	22,559
Amortization expense	(9,379)	(8,641)
Depreciation and related expense	(4)	(3)
Stock based compensation	(134)	(117)
Acquisition expenses[1]	(18)	(20)
Anesthesia services – adjusted operating expense	15,094	13,779
Product sales expense	1,191	1,134
Amortization expense	—	—
Depreciation and related expense	(5)	(9)
Stock based compensation	(64)	(73)
Inventory write-downs	(65)	—
Product sales - adjusted operating expense	1,057	1,053
Corporate expense	2,231	1,600
Amortization expense	—	—
Depreciation and related expense	(20)	(15)
Stock based compensation	(455)	(375)
Corporate - adjusted operating expenses	1,756	1,211
Total operating expense	28,052	25,294
Total adjusted operating expense	17,907	16,042

1 Acquisition expenses relating to incomplete acquisitions

Adjusted operating expense per cASE – Anesthesia segment

	2020	2019
(USD in thousands, except case and per case amounts)	Q1 ‘20	Q1 ‘19
Anesthesia services – adjusted operating expense	15,094	13,779
Anesthesia cases serviced	77,993	77,501
Total adjusted operating expense per case - Anesthesia segment	194	178

Liquidity and Capital Resources

At March 31, 2020, the Company had $13,327,512 in cash and cash equivalents compared to $6,568,716 at the end of 2019. The increase in cash and equivalents is primarily a reflection of cash generated from operations in conjunction with additional funds received under its JP Morgan Facility prior to quarter-end to cover any potential working capital deficiencies as a result of COVID-19.

Working capital was $25,863,937 at March 31, 2020 compared to working capital of $18,677,498 at December 31, 2019. The Company expects to meet its short-term obligations, including short-term obligations in respect of its earn-out obligation and deferred consideration through cash earned through operating activities in conjunction with monies available under the CARES Act and other government relief measures.

The average number of days receivables outstanding at March 31, 2020 was 59 days, consistent with days receivable outstanding at December 31, 2019.  The Company continues to monitor this measure on an ongoing basis.

Cash provided by operating activities for the three months ended March 31, 2020 was $7,784,817 compared to $12,375,716 in the same period in fiscal 2019. Cash provided by operating activities less distributions to non-controlling interest was $5,555,307 for the three months ended March 31, 2020 and $8,340,916 for the same period in 2019. The decrease in cash provided by operating activities is reflective of the Company’s adjusted operating EBITDA1 performance in the period.  Cash used in investing activities for the three months ended March 31, 2020 was $160,888 as compared to $5,293,614 for the comparable period in 2019.  Cash used in financing activities was $857,285 for the three months ended March 31, 2020 compared to $11,459,585 for the three months ended March 31, 2019.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of March 31, 2020, the Company has raised approximately $51 million from the sale and issuance of equity securities and, most recently, the Company entered into a syndicated debt facility with JP Morgan Chase Bank, increasing its facility to $200 million on October 22, 2019. As at March 31, 2020, the Company owed $71.3 million under the facility. The terms of the Company’s facility as of March 31, 2020 is described below.

JP Morgan Chase Facility (“JP Morgan Facility”)

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

As at March 31, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.00:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company’s Total Leverage ratio is calculated as the ratio of the Company’s total indebtedness at the end of the period to EBITDA for the Company’s previous four consecutive quarters.

The Company is in compliance with all covenants as at March 31, 2020.

Contractual Obligations and Contingent Liabilities

The Company’s near-term cash requirements relate primarily to interest payments, annual payments in respect of the deferred consideration in relation to the Austin acquisition, remaining payments under its earn-out obligation, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. As a result of the impact of COVID-19, the Company has updated its forecasts to account for the impact of the pandemic on its cash flows.  Based on this assessment, the Company believes cash and cash equivalents and the availability of its revolving credit facility in conjunction with funds received under the PPP will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

There were no significant changes in the Company’s contractual commitments compared with those set forth in the Company’s Annual Report Form 10-K for the year ended December 31, 2019.

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Outstanding Share Data

As at March 31, 2020, there were 71,579,284 common shares issued and outstanding for a total of $56,135,489 in share capital.

As at March 31, 2020, there were 1,004,687 options outstanding at a weighted-average exercise price of $1.50 per share, of which 504,687 were exercisable into common shares at a weighted-average exercise price of $0.49 per share. As at March 31, 2020, there were 3,000,000 share units (“SUs”) issued and outstanding.

As at May 11, 2020, there were 71,559,284 common shares issued and outstanding, excluding shares held as treasury, for a total of $56,108,120 in share capital.

As at May 11, 2020, there were 979,687 options outstanding at a weighted-average exercise price of $1.55 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $0.92 per share. As at May 11, 2020, there were 3,000,000 share units (“SUs”) issued and outstanding.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to Our Company

Our operations and financial results have been and could be further harmed by the COVID-19 pandemic.

Our business and financial results have been and may continue to be adversely affected by the COVID-19 pandemic. As a result of the COVID-19 pandemic, patients in the United States have cancelled or deferred non-emergent procedures or otherwise avoided medical treatment, resulting in reduced patient volumes and operating revenues and income from both our Products and Anesthesia Services businesses. Our business, particularly our Anesthesia Services, depends on the adequate availability of our specialized healthcare providers.  To the degree that COVID-19 affects their health, or that alternate demands for their services affects their ability to return to service our customers, our business could be adversely affected.  Payment for our anesthesia services depends on an orderly and timely processing of our claims, or invoices, to healthcare insurers and patients. Any COVID-19 pandemic-related delays or disruptions in the processing of our claims caused by disruptions in operations at the insurers, or by patients’ reduced ability to pay, could affect our revenues and income.  Any interruption in our Product contract manufacturer’s or Product distributor’s ability to service our orders due to COVID-19 effects on their businesses could adversely affect our Product sales and revenue.  In addition, in the event that the current COVID-19 outbreak, or any actions of governmental authorities taken in connection with COVID-19, disrupt the production or supply of pharmaceuticals and medical supplies, our business could be adversely affected. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the outbreak, public health restrictions on travel and in-person interactions in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We cannot presently predict the duration, scope and severity of any potential business closures or disruptions, or the overall effects of COVID-19 on our operations.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(b) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

A majority of our anesthesia services revenue is generated by our operations in 11 states. In particular, Georgia, North Carolina, Massachusetts, Colorado and Texas accounts for over half of our anesthesia revenue. Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced reimbursements and government investigations, economic conditions, extreme weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our securities.

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

We did not make sales of equity securities during our fiscal quarter ended March 31, 2020 that were not registered under the Securities Act.

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

CRH MEDICAL CORPORATION

By:	/s/ Tushar Ramani, MD
Name:	Tushar Ramani, MD
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	May 12, 2020

By:	/s/ Richard Bear
Name:	Richard Bear
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 12, 2020