Form 10-Q
period 2020-06-30
CRH Medical Corp
filed 2020-08-10
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding common shares of the registrant, no par value per share, as of August 7, 2020 was 71,504,884.

CRH MEDICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2020

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•	Our ability to maintain our revenues and profit margins under our fee for service contracts and arrangements;
•	The absence of material adverse changes in our industry and the global economy;
•	Our ability to maintain strong relationships with our ASCs and other customers;
•	Our ability to identify, manage and integrate acquisitions;
•	Our ability to enforce the non-competition and other restrictive covenants in our agreements;
•	Our ability to successfully recruit and retain qualified anesthesia service providers and other independent contractors;
•	Our ability to comply with current and future regulatory standards;
•	Our ability to protect our intellectual property rights;
•	Our continued compliance with third-party intellectual property rights;
•	Our ability to manage in an already competitive industry which could become more competitive; and
•	Our ability to raise sufficient financing to support continued growth.

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

CRH Medical Corporation

Index to Condensed Consolidated Interim Financial Statements (unaudited)

As of and for the three and six months ended June 30, 2020 and 2019

CRH MEDICAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Expressed in United States dollars)

	Notes	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents		$5,237,062	$6,568,716
Trade and other receivables, net	5	17,637,626	20,041,288
Income tax receivable		1,880,920	1,332,129
Prepaid expenses and deposits		529,131	729,483
Inventories, finished goods		265,053	349,324
		25,549,792	29,020,940
Non-current assets:
Property and equipment, net		216,615	251,933
Right of use asset	7	146,166	214,854
Intangible assets, net	8	155,660,722	163,108,193
Deferred asset acquisition costs		307,671	59,249
Deferred tax assets		12,054,960	10,440,100
		168,386,134	174,074,329
Total assets		$193,935,926	$203,095,269
Liabilities
Current liabilities:
Trade and other payables	6	$8,108,942	$6,196,741
Employee benefits		650,160	992,845
Income tax payable		327,477	28,589
Current portion of right of use asset liability	7	94,398	125,555
Deferred consideration		64,826	1,868,052
Earn-out obligation	14	783,267	1,063,060
Member loan		248,980	68,600
		10,278,050	10,343,442
Non-current liabilities:
Right of use asset liability	7	36,587	54,300
Contingent liability	4	294,214	—
Notes payable and bank indebtedness	11	65,525,044	68,380,345
Deferred tax liabilities		101,822	101,822
		65,957,667	68,536,467
Equity
Common stock, no par value; 71,564,584 and 71,603,584 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12	56,238,765	56,056,113
Additional paid-in capital		8,123,597	7,168,156
Accumulated other comprehensive loss		(66,772)	(66,772)
Retained earnings		7,959,636	13,154,981
Total equity attributable to shareholders of the Company		72,255,226	76,312,478
Non-controlling interest		45,444,983	47,902,882
Total equity		117,700,209	124,215,360
Total liabilities and equity		$193,935,926	$203,095,269

See accompanying notes to condensed consolidated financial statements.

Commitments and contingencies (note 15)

Subsequent events (note 18)

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(Expressed in United States dollars, except share and per share data)

		Three months ended June 30,		Six months ended June 30,
	Notes	2020	2019	2020	2019
Revenue:
Anesthesia services	17	$12,427,313	$28,026,310	$35,577,710	$54,719,276
Product sales	17	1,157,593	2,455,849	3,461,989	4,881,973
		13,584,906	30,482,159	39,039,699	59,601,249
Expenses:
Anesthesia services expense	17	18,987,719	23,471,489	43,617,084	46,030,842
Product sales expense	17	752,914	1,217,414	1,944,397	2,351,891
Corporate expense	17	1,893,730	1,206,127	4,124,534	2,806,536
		21,634,363	25,895,030	49,686,015	51,189,269
Operating income (loss)		(8,049,457)	4,587,129	(10,646,316)	8,411,980
Net finance expense	13	447,199	2,178,954	944,040	4,570,933
(Gain) loss from equity investment	9	22,173	(214,127)	37,839	(339,306)
Other income	10	(4,856,819)	—	(4,856,819)	—
Income (loss) before tax		(3,662,010)	2,622,302	(6,771,376)	4,180,353
Income tax expense (recovery)		(233,518)	3,627	(1,207,928)	170,886
Net and comprehensive income (loss)		$(3,428,492)	$2,618,675	$(5,563,448)	$4,009,467
Attributable to:
Shareholders of the Company		$(2,907,814)	$1,646,683	$(4,986,307)	$1,569,716
Non-controlling interest		(520,678)	971,992	(577,141)	2,439,751
		$(3,428,492)	$2,618,675	$(5,563,448)	$4,009,467
Earnings (loss) per share attributable to shareholders
Basic	12(f)	$(0.041)	$0.023	$(0.070)	$0.022
Diluted	12(f)	$(0.041)	$0.022	$(0.070)	$0.021
Weighted average shares outstanding:
Basic	12(f)	71,560,874	72,681,320	71,584,821	72,252,344
Diluted	12(f)	71,560,874	73,770,148	71,584,821	73,534,451

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and six months ended June 30, 2020 and 2019

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2019	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177
Total net and comprehensive income (loss) for the period	—	—	—	—	(76,968)	1,467,758	1,390,790
Stock-based compensation	—	—	564,251	—	—	—	564,251
Common shares issued on vesting of share units	2,500	8,235	(8,235)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(461,600)	(347,300)	—	—	(1,063,523)	—	(1,410,823)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (27,000 treasury shares) (note 12(e))	—	(20,291)	—	—	(62,205)	—	(82,496)
Cancellation of treasury shares	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(4,034,800)	(4,034,800)
Balance as at March 31, 2019	71,586,188	$55,013,528	$9,885,351	$(66,772)	$11,713,869	$57,172,123	$133,718,099
Total net and comprehensive income for the period	—	—	—	—	1,646,683	971,992	2,618,675
Stock-based compensation	—	—	(990,382)	—	—	—	(990,382)
Common shares issued on exercise of stock options	825,000	721,415	(301,803)				419,612
Common shares issued on vesting of share units	111,500	371,870	(371,870)	—	—	—	—
Cancellation of treasury shares (held as treasury as of March 31, 2019)	(27,000)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(461,830)	(347,065)	—	—	(967,868)	—	(1,314,933)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (23,000 treasury shares) (note 12(e))	—	(17,284)	—	—	(48,208)	—	(65,492)
Distributions to members	—	—	—	—	—	(4,153,860)	(4,153,860)
Purchase of equity interest from non-controlling interest (note 4)	—	—	(728,279)	—	—	(1,687,070)	(2,415,349)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	1,465,715	1,465,715
Balance as at June 30, 2019	72,033,858	55,742,464	7,493,017	(66,772)	12,344,476	53,768,900	129,282,085

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (continued) (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and six months ended June 30, 2020 and 2019

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2020	71,603,584	$56,056,113	$7,168,156	$(66,772)	$13,154,981	$47,902,882	$124,215,360
Total net and comprehensive loss for the period	—	—	—	—	(2,078,494)	(56,463)	(2,134,957)
Stock-based compensation	—	—	652,548	—	—	—	652,548
Common shares issued on vesting of share units	50,000	139,105	(139,105)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(74,300)	(57,700)	—	—	(65,699)	—	(123,399)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (2,700 treasury shares) (note 12(e))	—	(2,029)	—	—	(2,387)	—	(4,416)
Adjustment in respect of prior year acquisition (note 4)	—	—	25,949	—	—	—	25,949
Distributions to members	—	—	—	—	—	(2,229,510)	(2,229,510)
Balance as at March 31, 2020	71,579,284	$56,135,489	$7,707,548	$(66,772)	$11,008,401	$45,616,909	$120,401,575
Total net and comprehensive loss for the period	—	—	—	—	(2,907,814)	(520,678)	(3,428,492)
Stock-based compensation	—	—	595,445	—	—	—	595,445
Common shares issued on exercise of stock options	25,000	19,007	(8,327)	—	—	—	10,680
Common shares issued on vesting of share units	60,000	171,069	(171,069)	—	—	—	—
Cancellation of treasury shares (held as treasury as of March 31, 2020)	(2,700)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(97,000)	(75,242)	—	—	(122,183)	—	(197,425)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (14,900 treasury shares) (note 12(e))	—	(11,558)	—	—	(18,768)	—	(30,326)
Distributions to members	—	—	—	—	—	(2,506,600)	(2,506,600)
Acquisition of non-controlling interest (note 4)	—	—	—	—	—	2,855,352	2,855,352
Balance as at June 30, 2020	71,564,584	56,238,765	8,123,597	(66,772)	7,959,636	45,444,983	117,700,209

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Notes	2020	2019	2020	2019
Operating activities:
Net income (loss)		$(3,428,492)	$2,618,675	$(5,563,448)	$4,009,467
Adjustments for:
Depreciation of property, equipment and intangibles		9,517,196	8,750,390	18,926,070	17,418,374
Stock-based compensation	12	595,445	(990,382)	1,247,993	(426,131)
Unrealized foreign exchange		4,000	2,887	1,601	776
Deferred income tax recovery		(810,526)	(781,216)	(1,389,873)	(1,973,316)
Change in fair value of contingent consideration	13	(88,800)	1,188,933	(279,792)	2,589,433
Accretion on contingent consideration and deferred consideration	13	6,763	59,893	16,908	113,161
Amortization of deferred financing fees	13	88,410	65,091	179,013	130,182
(Gain) loss from equity investment	9	22,173	(214,127)	37,839	(339,306)
Change in current tax receivable		706,227	(1,139,932)	(474,889)	(136,648)
Change in trade and other receivables		(764,883)	(450,203)	2,403,662	79,700
Change in prepaid expenses		465,194	213,245	200,352	327,380
Change in inventories		57,765	119,202	84,271	(108,528)
Change in trade and other payables		3,317,568	81,357	1,932,019	175,662
Change in employee benefits		(493,821)	59,186	(342,687)	98,512
Net cash provided by operating activities		9,194,219	9,582,999	16,979,039	21,958,718
Financing activities
Proceeds from (repayment of) member loans		180,380	45,000	180,380	(4,000)
Equity investment loan		—	30,000	—	—
Repayment of short-term advances		—	(99,317)	—	(26,783)
Payment of deferred consideration		(1,366,379)	(1,100,000)	(1,832,024)	(1,100,000)
Payment of contingent consideration		—	(4,795,822)	—	(4,795,822)
Repayment of notes payable and bank indebtedness		(5,000,000)	(1,625,000)	(8,000,000)	(7,550,000)
Proceeds from bank indebtedness		—	4,300,000	5,000,000	4,300,000
Proceeds from exercise of stock options		10,679	419,612	10,679	419,612
Payment of deferred financing fees		—	—	(34,314)	—
Distributions to non-controlling interest		(2,506,600)	(4,153,860)	(4,736,110)	(8,188,660)
Repurchase of shares for cancellation	12(e)	(227,749)	(1,380,426)	(355,565)	(2,873,745)
Acquisition of equity interest from non-controlling interest	2(b)	—	(2,415,351)	—	(2,415,351)
Net cash used in financing activities		(8,909,669)	(10,775,164)	(9,766,954)	(22,234,749)
Investing activities
Acquisition of property and equipment		(20,236)	(10,429)	(21,872)	(40,847)
Deferred asset acquisition costs		(89,170)	(14,684)	(248,422)	(38,877)
Acquisition of anesthesia services providers	4	(8,271,843)	(1,791,431)	(8,271,843)	(7,030,434)
Net cash used in investing activities		(8,381,249)	(1,816,544)	(8,542,137)	(7,110,158)
Effects of foreign exchange on cash and cash equivalents		6,249	881	(1,602)	1,665
Decrease in cash and cash equivalents		(8,090,450)	(3,007,828)	(1,331,654)	(7,384,524)
Cash and cash equivalents, beginning of period		13,327,512	5,570,249	6,568,716	9,946,945
Cash and cash equivalents, end of period		$5,237,062	$2,562,421	$5,237,062	$2,562,421
Supplemental disclosures:
Cash interest paid		$(461,382)	$(875,324)	$(1,068,045)	$(1,759,404)
Taxes (paid) received		$119,664	$(1,924,775)	$(666,389)	$(2,280,614)
Operating lease payments		$(29,789)	$(95,450)	$(99,184)	$(187,670)
Non-cash acquisition costs		$(294,214)	$—	$(294,214)	$(116,025)

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

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements cash flows as at June 30, 2020 and for all periods presented, have been recorded. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the Company's full year results.

(b)	Reclassification adjustment relating to 2019 comparative periods:

For the three and six months ended June 30, 2019, the statements of cash flows were adjusted to reclassify Acquisition of equity interest from non-controlling interest from investing activities to financing activities given that the transaction is among owners.  As a result, net cash flows from investing activities and financing activities are presented as follows:

	As previously presented		Adjustment	As currently presented
	Three months ended June 30, 2019	Six months ended June 30, 2019	Three and six months ended June 30, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash flows from financing activities	$(8,359,813)	$(19,819,398)	$(2,415,351)	$(10,775,164)	$(22,234,749)
Cash flows from investing activities	$(4,231,895)	$(9,525,509)	$2,415,351	$(1,816,544)	$(7,110,158)

The Company had a similar transaction in the third quarter of 2019 with a cash outflow for the Acquisition of equity interests from non-controlling interest.  As a result of this transaction, the Company will reclassify $7,018,658 and $9,434,009 for the three months and nine months ended September 30, 2019, respectively, from investing activities to financing activities.  After taking into consideration similar fourth quarter adjustments, there will be a reclassification of $9,924,381 from investing activities to financing cash flows for the year ended December 31, 2019.
(c)	Basis of consolidation:

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

2.	Summary of significant accounting policies (continued):
(d)	Use of estimates, assumptions and judgments:

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
(e)	Adoption of new accounting policy: government assistance

As a result of the receipt of government stimulus measures in the period (see note 10), the Company has adopted the following accounting policy in respect of funds received.  In general, a government grant is recognized if it is probable that it will be received and that the Company will comply with the conditions associated with the grant.    If the conditions are met, the Company recognizes the grant in profit or loss on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate for.  For grants related to income, a Company can elect to either offset the grant against the related expenditures or include it in other income.  Government assistance received by the Company during the period which met the recognition criteria, have been accounted for as government grants related to income and have been included in other income. Where stimulus is received in the form of a forgivable loan, such as the Paycheck Protection Program (“PPP”), the Company has opted to apply government grant accounting  and will recognize the proceeds within other income upon concluding that forgiveness of the loan is probable and that the Company has complied with the relevant provisions of the program.  If forgiveness of the loan is not probable, it is presented as a loan on the balance sheet as of the end of the reporting period.
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

During the three and six months ended June 30, 2020, the Company completed two asset acquisitions. These asset acquisitions have been included in the anesthesia segment of the Company and represent the following:

Acquired Operation	Date Acquired	Consideration
Lake Lanier Anesthesia Associates LLC ("LLAA")	June 2020	$5,428,514
Metro Orlando Anesthesia Associates LLC ("MOAA")	June 2020	$3,137,543

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over these entities.

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

	LLAA	MOAA	Total
Cash	$5,379,954	$2,803,500	$8,183,454
Contingent liability	—	294,214	294,214
Acquisition costs	48,560	39,829	88,389
Purchase consideration	$5,428,514	$3,137,543	$8,566,057
Non-controlling interest	$1,809,504	$1,045,848	$2,855,352
	$7,238,018	$4,183,391	$11,421,409
Assets and liabilities acquired:
Exclusive professional services agreements	$7,238,018	$4,183,391	$11,421,409
Fair value of net identifiable assets and liabilities acquired	$7,238,018	$4,183,391	$11,421,409
Exclusive professional services agreements – amortization term	5 years	5 years
CRH ownership interest acquired	75%	75%

The value of the acquired intangible assets, being exclusive professional services agreements, relate to the acquisition of exclusive professional services agreements to provide professional anesthesia services. The amortization term for the agreements is based upon contractual terms within the acquisition agreement and professional services agreement.

4.	Asset acquisitions (continued):

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
5.	Trade and other receivables:

	June 30, 2020	December 31, 2019
Trade receivables, gross	$17,641,682	$20,024,916
Other receivables	27,668	50,756
Less: allowance for doubtful accounts	(31,724)	(34,384)
	$17,637,626	$20,041,288
Anesthesia segment – trade receivables, gross	17,027,049	19,081,177
Product segment – trade receivables, gross	614,633	943,739
	$17,641,682	$20,024,916

6.	Trade and other payables:

	June 30, 2020	December 31, 2019
Trade payables	$1,574,887	$1,213,276
Accruals and other payables	4,504,871	4,983,465
Contract liability - CMS Advancement (note 10)	1,900,584	—
Government assistance - Paycheck Protection Program ("PPP") (note 10)	128,600	—
	$8,108,942	$6,196,741

7.	Right of use assets and related obligations:

The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the three and six months ended June 30, 2020, the Company incurred total operating lease expenses of $66,250 and $157,093, respectively (2019 - $90,046 and $187,670, respectively).  For the three months ended June 30, 2020, this included lease expenses associated with fixed lease payments of $65,568 and variable lease payments of $682 (2019 - $69,377 and $20,669, respectively).  For the six months ended June 30, 2020, this included lease expenses associated with fixed lease payments of $134,968 and variable lease payments of $22,125 (2019 - $146,690 and $40,980, respectively).

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Anesthesia services expense	$28,110	$27,948	$56,289	$62,734
Product sales expense	19,070	31,049	50,402	62,468
Corporate expense	19,070	31,049	50,402	62,468
	$66,250	$90,046	$157,093	$187,670

The weighted average lease term of the Company’s three premises leases is 1.22 years.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on the Company’s JP Morgan Facility, which is disclosed in note 11.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
Remainder of 2020	$48,978
2021	85,815
$134,793
Accretion related to outstanding lease obligations	(3,808)
Total	$130,985
Current obligation relating to right of use assets	$94,398
Long-term obligation relating to right of use assets	$36,587
Total	$130,985

8.	Intangible assets:

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

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

	Professional Services Agreements	Patents	Total
Cost
Balance as at December 31, 2019	$275,113,390	$532,598	$275,645,988
Additions through asset acquisitions (note 4)	11,421,409	—	11,421,409
Balance as at June 30, 2020	$286,534,799	$532,598	$287,067,397

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at December 31, 2019	$112,035,676	$502,119	$112,537,795
Amortization expense	18,867,937	943	18,868,880
Balance as at June 30, 2020	$130,903,613	$503,062	$131,406,675

	Professional Services Agreements	Patents	Total
Net book value
June 30, 2020	$155,631,186	$29,536	$155,660,722
December 31, 2019	$163,077,714	$30,479	$163,108,193

The Company identified indicators of impairment in respect of one professional services agreement as at June 30, 2020. Upon performing undiscounted cash flow modeling for this asset, the Company identified that it required further review for impairment.  Consistent with the analysis performed at December 31, 2019, the Company performed discounted cash flow modelling for this asset and compared the resultant discounted cash flows expected over the life of the asset to the carrying amount as at June 30, 2020.  The income approach was used for the quantitative assessment to estimate the fair value of the asset, which requires estimating future cash flows and a risk-adjusted discount rate in the Company's discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including anesthesia growth rates, revenue rates per case, discount rates and operating cost growth rates. The impact of the COVID-19 pandemic (see note 15), has been incorporated into the Company’s key assumptions and underlying cash flow estimates; however, due to uncertainties in the estimates that are inherent to the Company's industry and uncertainties around the duration and longevity of the pandemic, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit. As a result of this test, no write-down to the intangible asset was required.

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

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 2.86 years.  The weighted average remaining amortization period for the Company’s professional services agreements is 4.67 years.

Based on the Company’s professional services agreements in place at June 30, 2020, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at June 30, 2020:
Remainder of 2020	$19,821,135
2021	34,416,639
2022	27,695,387
2023	23,548,992
2024	21,625,077
The first six months of 2025	7,294,253
$134,401,483

9.	Equity investment:

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

The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant date and as at June 30, 2019.

The following table summarizes unaudited financial information for the TSA equity method investee for the six months ended June 30, 2019.  As at and for the three and six months ended June 30, 2020, TSA is consolidated 100% within the results of the Company.

Results of operations	Six months ended June 30, 2019
Anesthesia revenue	$2,887,515
Anesthesia services expense	856,479
Net income	$2,031,036

10.	Government assistance:

On April 15, 2020, the Company received loan proceeds of $2,945,620 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the COVID-19 crisis, and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the twenty-four week period after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for six months and will accrue  interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

The Company anticipates full forgiveness of the loan over the twenty-four week period indicated.  As the Company has accounted for the loan as a government grant related to income, the Company has recognized within other income $2,817,020 of the loan proceeds as at June 30, 2020 with the remaining proceeds included within accounts payable until further expenses are recognized.  The Company has and will recognize the grant in earnings on a systematic basis in line with the recognition of eligible expenses.

During the quarter ended June 30, 2020, the Company also received $1,971,136 under the CARES Act HHS Stimulus Fund.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19.  The funds were intended to reimburse healthcare providers for lost income attributable to COVID-19 and for healthcare related expenses. Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income.  As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the three and six months ended June 30, 2020.

During the quarter ended June 30, 2020, the Company also received $1,900,584 under the Medicare Accelerated and Advanced Payment Program.  The Center for Medicare and Medicaid Services (“CMS”) offers accelerated and advance payments in a number of circumstances, including in national emergencies to accelerate cashflow to impacted healthcare providers and suppliers.  CMS will begin recouping the Company’s advances 120 days after the advance payment was issued. As of June 30, 2020, the recoupment process had not yet occurred.  As a result, CRH has recognized the funds received as a liability on the balance sheet, including them within accounts payable at period end.
11.	Notes payable:

	June 30, 2020	December 31, 2019
Current portion	$—	$—
Non-current portion	65,525,044	68,380,345
Total loans and borrowings	$65,525,044	$68,380,345

J.P. Morgan Chase (“JP Morgan Facility”)

On October 22, 2019, the Company entered into a three year revolving credit line which provides up to $200 million in borrowing capacity. The JP Morgan Facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million. Interest on the JP Morgan Facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s total leverage ratio. The JP Morgan Facility is secured by the assets of the Company and matures on October 22, 2022. Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the previous Scotia Facility were retained and are amortized over the term of the new facility. The Company incurred deferred financing fees of $839,893 in connection with this facility in the year ended December 31, 2019. The remaining unamortized fees relating to the JP Morgan Facility and the deferred financing fees under the previous Scotia facility, as of June 30, 2020 were $816,326.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements. As at June 30, 2020, the Company had drawn $66,341,370 on the JP Morgan Facility (2019 - $69,341,370).   As at June 30, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.00:1.00
Interest coverage ratio	Not less than 3.00:1.00

11.	Notes payable (continued):

The Company is in compliance with all covenants as at June 30, 2020.

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At June 30, 2020
Remainder of 2020	$—
2022	66,341,370
$66,341,370

12.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 12(e)), there were no share transactions in the three and six months ended June 30, 2020 and 2019.

(c)	Share unit plan:

In June 2017, the shareholders of the Company approved a Share Unit Plan and the plan was subsequently amended and approved in June 2020.   Employees, directors and eligible consultants of the Company and its designated subsidiaries are eligible to participate in the Share Unit Plan. In accordance with the terms of the plan, the Company will approve those employees, directors and eligible consultants who are entitled to receive share units and the number of share units to be awarded to each participant. Each share unit awarded conditionally entitles the participant to receive one common share of the Company upon attainment of the share unit vesting criteria.  The vesting of share units is conditional upon the expiry of time-based vesting conditions or performance-based vesting conditions or a combination of the two.  Once the share units vest, the participant is entitled to receive the equivalent number of underlying common shares; the Company issues new shares in satisfying its obligations under the plan.

12.	Share capital (continued):

A summary of the status of the plan as of June 30, 2020 is as follows:

	Time based share units	Performance based share units
Outstanding, December 31, 2019	2,147,500	950,000
Issued	130,000	—
Exercised	(110,000)	—
Forfeited	(100,625)	—
Expired	—	—
Outstanding, June 30, 2020	2,066,875	950,000
Vested	—	—
Expected to vest	2,066,875	—

During the three and six months ended June 30, 2020, the Company recognized $543,838 (2019 – recovery of $1,064,021) and $1,112,091 (2019 – recovery of $499,770) in compensation expense in relation to share units.

(d)	Stock-option plan:

During the three and six months ended June 30, 2020, 25,000 options were exercised under the Company’s stock-option plan.

During the three and six months ended June 30, 2020, the Company recognized $51,607 (2019 - $73,639) and $135,902 (2019 - $73,639) in compensation expense in relation to options.

(e)	Normal Course Issuer Bid:

During the three months ended June 30, 2020, the Company repurchased 111,900 (2019 – 484,830) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $228,559 (CAD$316,230) (2019 - $1,384,049 (CAD$1,851,740)).

During the six months ended June 30, 2020, the Company repurchased 188,900 (2019 – 973,430) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $356,924 (CAD$494,717) (2019 - $2,880,637 (CAD$3,840,599)). As at June 30, 2020, 174,000 of these shares had been cancelled with the remaining 14,900 shares cancelled on July 3, 2020.

(f)	Earnings (loss) per share:

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the three months ended June 30,
	2020			2019
	Net loss	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings (loss) attributable to shareholders:
Earnings (loss) per common share:
Basic	$(2,907,814)	71,560,874	$(0.041)	$1,646,683	72,681,320	$0.023
Share Options		—			686,689
Share Units		—			402,139
Diluted	$(2,907,814)	71,560,874	$(0.041)	$1,646,683	73,770,148	$0.022

12.	Share capital (continued):

	For the six months ended June 30,
	2020			2019
	Net loss	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings (loss) attributable to shareholders:
Earnings (loss) per common share:
Basic	$(4,986,307)	71,584,821	$(0.070)	$1,569,716	72,252,344	$0.022
Share options		—			903,343
Share units		—			378,764
Diluted	$(4,986,307)	71,584,821	$(0.070)	$1,569,716	73,534,451	$0.021

For the three months ended June 30, 2020, 981,884 options (2019 – 611,844) and 2,581,099 share units (2019 – 2,111,287) were excluded from the diluted weighted average number of common shares calculation.

For the six months ended June 30, 2020, 993,286 options (2019 – 418,268) and 2,628,997 share units (2019 – 1,937,574) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.
13.	Net finance expense

Recognized in earnings in the three and six months ended June 30, 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Finance expense:
Interest and accretion expense on borrowings	$440,826	$835,037	1,027,912	1,708,157
Accretion expense on earn-out obligation and deferred consideration	6,763	59,893	16,908	113,161
Amortization of deferred financing fees	88,410	65,091	179,013	130,182
Net change in fair value of financial liabilities at fair value through earnings (note 14)	$(88,800)	1,188,933	$(279,793)	2,589,433
Other	—	30,000	—	30,000
Total finance expense	$447,199	$2,178,954	944,040	4,570,933

14.	Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, employee benefit obligations, short term advances, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation and contingent liability.  The fair values of these financial instruments, except the notes payable balances, the earn-out obligation and the contingent liability, approximate carrying value because of their short-term nature. The earn-out obligation is recorded at fair value.  The fair value of the notes payable and bank indebtedness, which is comprised of the JP Morgan Facility, approximates carrying value as it is a floating rate instrument.

14.	Financial instruments (continued):

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	June 30, 2020	Level 1	Level 2	Level 3
Earn-out obligation	$783,267	$—	$—	$783,267
Total	$783,267	$—	$—	$783,267

Liabilities	December 31, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$1,063,060	$—	$—	$1,063,060
Total	$1,063,060	$—	$—	$1,063,060

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the GAA transaction, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset.  In the year-ended December 31, 2019, the Company paid $4,795,822 as partial payment of the amount owing under its earn-out obligation; the Company expects to pay the remaining obligation of $783,267 within one year.   The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement and where payment is greater than one year from the reporting date, an appropriate discount rate.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the three and six months ended June 30, 2020, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in a decrease of $279,793 for the six months ended June 30, 2020 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

During the three and six months ended June 30, 2020, the Company recorded accretion expense of $nil (2019 - $43,437) and $nil (2019 - $77,095), respectively in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk.

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2020	$1,063,060
Recorded in finance expense:
Fair value adjustment	(279,793)
Balance as at June 30, 2020	$783,267

15.	Commitments and contingencies:

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
16.	Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.  Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the three and six months ended June 30, 2020, the Company made product sales totaling $95 and $7,285, respectively (2019 - $7,000 and $14,000, respectively) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  The amount owed by this related party as of June 30, 2020 was $nil (2019 - $nil).
17.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services. The revenues relating to geographic segments based on customer location, in United States dollars, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Canada and other	$(6,880)	$74,196	$57,792	$124,257
United States	13,591,786	30,407,963	38,981,907	59,476,992
Total	$13,584,906	$30,482,159	$39,039,699	$59,601,249

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Commercial Insurers	$9,467,426	$23,043,592	$28,075,936	$45,370,266
Federal Insurers	2,912,818	4,796,333	7,385,630	9,025,942
Physicians	1,157,593	2,455,850	3,461,989	4,881,973
Other	47,069	186,384	116,144	323,068
Total	$13,584,906	$30,482,159	$39,039,699	$59,601,249

17.Segmented information (continued):

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at June 30, 2020 and December 31, 2019:

	2020	2019
Property and equipment:
Canada	$169,482	$210,386
United States	$47,133	41,547
Total	$216,615	$251,933
Intangible assets:
Canada	$29,536	$30,478
United States	$155,631,186	163,077,715
Total	$155,660,722	$163,108,193
Total assets:
Canada	$1,947,969	$3,231,845
United States	$191,987,957	199,863,424
Total	$193,935,926	$203,095,269

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the three and six months ended June 30, 2020 and 2019.The Company does not allocate expenses related to corporate activities. These expenses are presented within “Other” to allow for reconciliation to reported measures.

	Three months ended June 30, 2020
	Anesthesia services	Product sales	Other	Total
Revenue	$12,427,313	$1,157,593	$—	$13,584,906
Operating costs	18,987,719	752,914	1,893,730	21,634,363
Operating income (loss)	$(6,560,406)	$404,679	$(1,893,730)	$(8,049,457)

	Three months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$28,026,310	$2,455,849	$—	$30,482,159
Operating costs	23,471,489	1,217,414	1,206,127	25,895,030
Operating income (loss)	$4,554,821	$1,238,435	$(1,206,127)	$4,587,129

	Six months ended June 30, 2020
	Anesthesia services	Product sales	Other	Total
Revenue	$35,577,710	$3,461,989	$—	$39,039,699
Operating costs	43,617,084	1,944,397	4,124,534	49,686,015
Operating income (loss)	$(8,039,374)	$1,517,592	$(4,124,534)	$(10,646,316)

	Six months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$54,719,276	$4,881,973	$—	$59,601,249
Operating costs	46,030,842	2,351,891	2,806,536	51,189,269
Operating income (loss)	$8,688,434	$2,530,082	$(2,806,536)	$8,411,980

17.Segmented information (continued):

Additionally, the Company incurs the following in each of its operating segments:

	Three months ended June 30, 2020
	Anesthesia services	Product sales	Other	Total
Finance (income) expense	$(82,037)	$—	$529,236	$447,199
Depreciation and amortization expense	$9,492,711	$5,747	$18,738	$9,517,196

	Three months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$1,248,826	$—	$930,128	$2,178,954
Depreciation and amortization expense	$8,725,303	$5,382	$19,705	$8,750,390

	Six months ended June 30, 2020
	Anesthesia services	Product sales	Other	Total
Finance (income) expense	$(262,886)	$—	$1,206,926	$944,040
Depreciation and amortization expense	$18,876,114	$11,042	$38,914	$18,926,070

	Six months ended June 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$2,702,594	$—	$1,868,339	$4,570,933
Depreciation and amortization expense	$17,369,011	$14,553	$34,810	$17,418,374

18.	Subsequent event:

On July 7, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Central Virginia Anesthesia Associates LLC (“CVAA”), a gastroenterology anesthesia services provider in Virginia.  The purchase consideration, paid via cash and holdback liability, for the acquisition of the Company’s 51% interest was $5,300,000 plus deferred acquisition costs of $137,199.  The provisional cost allocation of the exclusive professional services agreement which was acquired as part of this acquisition is $10,661,174.

On August 4, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 66% interest in Orange County Anesthesia Associates LLC (“OCAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 66% interest was $6,200,000 plus deferred acquisition costs of $11,299.  The provisional cost allocation of the exclusive professional services agreement which was acquired as part of this acquisition is $9,411,059.

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

Overview

CRH is a North American company focused on providing GIs with innovative services and products for the treatment of GI diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, GAA, which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with twenty-eight additional acquisitions of GI anesthesia companies since GAA.

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

Recent Events

COVID-19 – March 2020

In March 2020, a pandemic relating to a novel coronavirus known as COVID-19 occurred causing significant financial market disruption and social dislocation. The pandemic is dynamic with various cities, counties, states and countries around the world responding in different ways to address and contain the outbreak, including the declaration of a global pandemic by the World Health Organization, a National State of Emergency in the United States and state and local executive orders and ordinances forcing the closure of non-essential businesses and persons not employed in or using essential services to “stay at home” or “shelter in place”. At this stage, we have no certainty as to how long the pandemic will last, what regions will be most effected or to what extent containment measures will be applied.  As a result of the pandemic, the Company’s operations were impacted in the last half of March 2020 and continued to be impacted throughout April and May 2020, with recovery beginning in late May and June 2020.

As a result of the COVID-19 pandemic, patients in the United States have cancelled or deferred non-emergent procedures or otherwise avoided medical treatment, resulting in reduced patient volumes and operating revenues and income from both our Products and Anesthesia Services businesses.  These cancellations and deferrals have continued since April 2020 and while we are currently at around 95% of our pre-COVID estimated volume, these cancellations and deferrals significantly impacted our results during the second quarter of 2020. Until the centres that we serve are fully operational and the COVID-19 pandemic is controlled, we may continue to see significant declines in revenue and operating income in the future. See “Risk Factors – Our operations and financial results have been and could be further harmed by the COVID-19 pandemic.”

Paycheck Protection Program – April 2020

On April 15, 2020, the Company received loan proceeds of $2,945,620 under the Paycheck Protection Program (“PPP”).  The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the coronavirus crisis, and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the twenty-four week period after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for six months and will accrue interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

The Company anticipates full forgiveness of the loan over the twenty-four week period indicated.  As the Company has accounted for the loan as a government grant related to income, the Company has recognized within other income $2,817,020 of the loan proceeds as at June 30, 2020 with the remaining proceeds included within accounts payable until further expenses are recognized.  The Company has and will recognize the grant in earnings on a systematic basis in line with the recognition of eligible expenses.

HHS Stimulus Fund – April 2020

During the quarter ended June 30, 2020, the Company also received $1,971,136 under the CARES Act.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19.  The funds were intended to reimburse healthcare providers for lost income attributable to COVID-10 and for healthcare related expenses.  Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income. As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the three and six months ended June 30, 2020.

CMS Medicare Advancement – April 2020

During the quarter ended June 30, 2020, the Company also received $1,900,584 under the Medicare Accelerate and Advanced Payment Program.  The Center for Medicare and Medicaid Services (“CMS”) offers accelerated and advance payments in a number of circumstances, including in national emergencies to accelerate cashflow to impacted healthcare providers and suppliers.  CMS will begin recouping the Company’s advances 120 days after the advance payment was issued. As of June 30, 2020, the recoupment process had not yet occurred.  As a result, CRH has recognized the funds received as a liability on the balance sheet, including them within accounts payable at period end.

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

Lake Lanier Anesthesia Associates LLC (“LLAA”) – June 2020

On June 8, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 75% interest in Lake Lanier Anesthesia Associates LLC (“LLAA”), a gastroenterology anesthesia services provider in Georgia.  The purchase consideration, paid via cash, for the acquisition of the Company’s 75% interest was $5,379,954 plus acquisition costs of $48,560.  The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $7,238,018.

Additionally, at the same time, the Company entered into a start-up joint venture whereby a subsidiary of the Company owns a 51% interest in Oconee River Anesthesia Associates LLC (“ORAA”), located in Georgia.

Metro Orlando Anesthesia Associates LLC (“MOAA”) – June 2020

On June 22, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 75% interest in Metro Orlando Anesthesia Associates LLC (“MOAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 75% interest was $2,803,500 plus acquisition costs of $39,829.  Additionally, the Company has agreed to pay $311,500 two years after the transaction date should certain EBITDA targets be met.  The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $4,183,391.

Central Virginia Anesthesia Associates LLC (“CVAA”) – July 2020

On July 7, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Central Virginia Anesthesia Associates LLC (“CVAA”), a gastroenterology anesthesia services provider in Virginia.  The purchase consideration, paid via cash and holdback liability, for the acquisition of the Company’s 51% interest was $5,300,000 plus acquisition costs of $137,199.  The provisional cost allocation of the exclusive professional services agreement which was acquired as part of this acquisition is $10,661,174.

Orange County Anesthesia Associates LLC (“OCAA”) – August 2020

On August 4, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 66% interest in Orange County Anesthesia Associates LLC (“OCAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 66% interest was $6,200,000 plus acquisition costs of $11,299.  The provisional cost allocation of the exclusive professional services agreement which was acquired as part of this acquisition is $9,411,059.

Critical Accounting Policies and Estimates

There are no changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2019.  As a result of the receipt of government assistance funding in the period, the Company has adopted the following new accounting policy respect of government assistance received:

(i)

Government assistance - In general, a government grant is recognized if it is probable that it will be received and that the Company will comply with the conditions associated with the grant.    If the conditions are met, the Company recognizes the grant in profit or loss on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate for.  For grants related to income, a Company can elect to either offset the grant against the related expenditures or include it in other income.  Government assistance received by the Company during the period which met the recognition criteria, have been accounted for as government grants related to income and have been included in other income. Where stimulus is received in the form of a forgivable loan, such as the Paycheck Protection Program (“PPP”), the Company has opted to apply government grant accounting  and will recognize the proceeds within other income upon concluding that forgiveness of the loan is probable and that the Company has complied with the relevant provisions of the program.  If forgiveness of the loan is not probable, it is presented as a loan on the balance sheet as of the end of the reporting period.

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

SELECTED US GAAP FINANCIAL INFORMATION

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Anesthesia services revenue	$12,427,313	$28,026,310	(56)%	$35,577,710	$54,719,276	(35)%
Product sales revenue	$1,157,593	$2,455,849	(53)%	$3,461,989	$4,881,973	(29)%
Total revenue	13,584,906	30,482,159	(55)%	39,039,699	59,601,249	(34)%
Total operating expenses, including:	21,634,363	25,895,030	(16)%	49,686,015	51,189,269	(3)%
Depreciation and amortization expense	9,517,196	8,750,390	9%	18,926,070	17,418,374	9%
Stock based compensation expense	595,445	(990,382)	(160)%	1,247,993	(426,131)	(393)%
Operating income (loss)	(8,049,457)	4,587,129	(275)%	(10,646,316)	8,411,980	(227)%
Operating margin	(59.3)%	15.0%		(27.3)%	14.1%	(293)%
(Gain) Loss from equity investment	22,173	(214,127)	(110)%	37,839	(339,306)	(111)%
Net finance expense	447,199	2,178,954	(79)%	944,040	4,570,933	(79)%
Other income	(4,856,819)	—	NA	(4,856,819)	—	NA
Tax expense (recovery)	(233,518)	3,627	(6,538)%	(1,207,928)	170,886	(807)%
Net and comprehensive income (loss)	$(3,428,492)	$2,618,675	(231)%	$(5,563,448)	$4,009,467	(239)%
Attributable to:
Shareholders of the Company	$(2,907,814)	$1,646,683	(277)%	$(4,986,307)	$1,569,716	(418)%
Non-controlling interest[1]	$(520,678)	$971,992	(154)%	$(577,141)	$2,439,751	(124)%
Net cash provided by operating activities	$9,194,219	$9,582,999	(4)%	$16,979,039	$21,958,718	(23)%
Distributions to non-controlling interest	(2,506,600)	(4,153,860)	(40)%	(4,736,110)	(8,188,660)	(42)%
Net cash provided by operating activities less distributions to non-controlling interest	$6,687,619	$5,429,139	23%	$12,242,929	$13,770,058	(11)%
Earnings (loss) per share attributable to shareholders:
Basic	$(0.041)	$0.023		$(0.070)	$0.022
Diluted	$(0.041)	$0.022		$(0.070)	$0.021

[1]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Total Adjusted operating expenses	$11,509,573	$17,183,731	(33)%	$29,416,875	$33,225,680	(11)%
Adjusted operating EBITDA – non - controlling interest[2]	2,250,794	3,637,546	(38)%	4,926,822	7,948,832	(38)%
Adjusted operating EBITDA - shareholders of the Company	4,681,359	9,660,883	(52)%	9,552,820	18,426,738	(48)%
Adjusted operating EBITDA - total	$6,932,152	$13,298,429	(48)%	$14,479,642	$26,375,570	(45)%
Adjusted operating EBITDA margin	51.0%	43.6%		37.1%	44.3%

Results of Operations for the three and six months ended June 30, 2020 and 2019

Revenues for the three months ended June 30, 2020 were $13,584,906 compared to $30,482,159 for the three months ended June 30, 2019. The 55% decrease is mainly attributable to case volume declines, due to closures of sites as a result of COVID-19.  This impacted both our anesthesia and product segments.

Revenues from anesthesia services for the three months ended June 30, 2020 were $12,427,313 compared to $28,026,310 for the three months ended June 30, 2019. While the Company saw some increases as a result of the Company’s anesthesia acquisitions completed in 2019 and 2020; COVID-19 was the primary driver of the decline in revenues.  The overall $15.6 million decrease in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 and 2020 contributed $1.9 million to revenue when comparing the two periods;
•

case declines in our entities equivalent to $15.5 million.  After excluding case growth from acquisitions, above, cases declined by 57.8% from cases reported in the second quarter of 2019.  The decline in case growth is related to temporary closures of anesthesia service centers and decreased case volumes where we provide our services.  Many locations started closures as early as mid-March due to the COVID-19 pandemic, with many subsequently resuming services in May and June 2020.

•

changes in non-contracted payor reimbursement strategies and payor mix, offset by favorable contract mix, primarily related to entities acquired prior to 2019, increased 2020 revenue by approximately $0.1 million when compared to 2019;

•

in the second quarter of 2019 we recognized $1.3 million of additional variable consideration from procedures completed in the prior year based on actual recoveries compared to our estimates. Included within the second quarter of 2020 revenue is a negative prior period revenue adjustment of approximately $0.6 million; and

•	revenue related to services provided to non-owned anesthesia entities decreased by $0.1 million.

Revenues from anesthesia services for the six months ended June 30, 2020 were $35,577,710 compared to $54,719,276 for the six months ended June 30, 2019. While the Company saw some increases as a result of the Company’s anesthesia acquisitions completed in 2019 and 2020; COVID-19 was the primary driver of the decline in revenues period over period.  The overall $19.1 million decrease in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 and 2020 contributed $4.0 million to revenue when comparing the two periods;

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
[2] Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

•

case declines in our entities equivalent to $18.4 million.  After excluding case growth from acquisitions, above, cases declined by 35.5% from cases reported in first six months of 2019.  The decline in case growth is related to temporary closures of anesthesia service centers and decreased case volumes where we provide our services.  Many locations started closures as early as mid-March due to the COVID-19 pandemic, with many subsequently resuming services in May and June 2020.

•

changes in non-contracted payor reimbursement strategies and payor mix, primarily related to entities acquired prior to 2019, decreased 2020 revenue by approximately $1.5 million when compared to 2019;

•

in the first six months of 2019 we recognized $2.7 million of additional variable consideration from procedures completed in the prior year based on actual recoveries compared to our estimates. Included within the first six months of 2020 revenue is a negative prior period revenue adjustment of approximately $0.4 million; and

•	revenue related to services provided to non-owned anesthesia entities decreased by $0.2 million.

In the quarter ended June 30, 2020, the anesthesia services segment serviced 42,918 patient cases compared to 84,656 patient cases during the quarter ended June 30, 2019. For 2019 periods presented, patient cases exclude any patient cases serviced by TSA, an equity held investment as of June 30, 2019.  In the six months ended June 30, 2020, the anesthesia services segment serviced 120,911 patient cases compared to 162,157 patient cases during the six months ended June 30, 2019.

The tables below summarize our payor mix as a percentage of all patient cases for the three and six months ended June 30, 2020 and 2019.

	Three months ended			Six months ended
Payor	June 30, 2020	June 30, 2019	Change	June 30, 2020	June 30, 2019	Change
Commercial	54.8%	57.6%	(4.9)%	55.8%	57.9%	-3.6%
Federal	45.2%	42.4%	6.7%	44.2%	42.1%	5.0%
Total	100.0%	100.0%		100.0%	100.0%

The payor mix for the three and six months ended June 30, 2020 includes acquisitions completed during 2019 and 2020 and as a result is not directly comparable to the three and six months ended June 30, 2019. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three and six months ended June 30, 2020 and 2019, but exclude patient cases related to acquisitions completed in 2019 and 2020 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Six months ended
Payor	June 30, 2020	June 30, 2019	Change	June 30, 2020	June 30, 2019	Change
Commercial	56.8%	58.1%	(2.3)%	57.7%	58.4%	-1.1%
Federal	43.2%	41.9%	3.1%	42.3%	41.6%	1.6%
Total	100.0%	100.0%		100.0%	100.0%

Revenues from product sales for the three months ended June 30, 2020 were $1,157,593 compared to $2,455,849 for the comparable period in 2019. Product sales in January 2020 and February 2020 exceeded 2019 comparatives; however, with the COVID-19 pandemic, sales of our ligators declined in March 2020 through June 2020 with the decline in demand from GI physicians as patients in the United States cancelled or deferred non-emergent procedures or otherwise avoided medical treatment. As of June 30, 2020, the Company has trained 3,208 physicians to use the O’Regan System, representing 1,231 clinical practices. This compares to 3,052 physicians trained, representing 1,161 clinical practices, as of June 30, 2019.

Total operating expenses

Total operating expense for the three months ended June 30, 2020 was $21,634,363 compared to $25,895,030 for the three months ended June 30, 2019. The decrease in operating expenses is largely driven by the decline in case volumes associated with COVID-19.  While anesthesia cases and revenue declined due to COVID-19, payroll expenses, which are generally fixed, respond more slowly to changes in volume.  Though COVID-19 began to impact revenues and case volume in March 2020, the Company was not able to react with workforce reductions until April 2020, with workforce reductions primarily occurring within the Company’s contractor workforce.  Wherever possible, the Company worked to retain its employee workforce.  Government assistance received to encourage this goal has been recognized in other income totaling $4,856,819 in the period.  Offsetting declines from employee related expenses, amortization expense and stock-based compensation expense increased compared to the second quarter of 2019 – see below.  Total operating expense for the six months ended June 30, 2020 was $49,686,015 compared to $51,189,269 for the six months ended June 30, 2019.

Amortization expense for the three months ended June 30, 2020 increased by 9% from 2019. This is a result of incremental amortization expense related to asset acquisitions completed in 2019 and 2020 and the related intangible assets that were acquired.  Amortization expense for the six months ended June 30, 2020 similarly increased by 9% from the comparable period in 2019.

Stock-based compensation expense for the three months ended June 30, 2020 increased by $1,585,827 when compared to 2019.  This increase is a result of forfeitures experienced in the second quarter of 2019 relating to the departure of the Company’s previous CEO.  Similarly, stock-based compensation expense for the six months ended June 30, 2020 increased by $1,674,124 when compared to the first six months of 2019 for the same reason.

Total adjusted operating expenses – Non-GAAP1

For the three months ended June 30, 2020, total adjusted operating expenses were $11,509,573 compared to $17,183,731 for the three months ended June 30, 2019. For the six months ended June 30, 2020, total adjusted operating expenses were $29,416,875 compared to $33,225,680 for the six months ended June 30, 2019.  In general, decreases seen in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business, as well as within our product business and corporate segment, and a result of the Company’s response to decreased revenue and case volumes.

Anesthesia services adjusted operating expenses for the three months ended June 30, 2020 were $9,416,334, compared to $14,608,912 for the three months ended June 30, 2019. Anesthesia services adjusted operating expenses for the six months ended June 30, 2020 were $24,510,533, compared to $28,387,483 for the six months ended June 30, 2019. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. With the Company completing acquisitions in both 2019 and 2020, the second quarter of 2020 is not directly comparable.  Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, primarily increase or decrease as a result of the Company’s acquisition strategy or as a result of other than temporary case volume reductions.  As noted above, beginning April 2020, the Company was able to reduce its workforce for anesthesia case volume declines and therefore reduce its operating expenses.  Additionally, the Company’s billing related expenses declined as a result of case volume declines as billing related expenses are a percentage revenue.  Other ancillary expenses such as travel and entertainment were also curtailed, contributing to the overall decline in Anesthesia services adjusted operating expenses when comparing 2020 to 2019.

Total adjusted operating expenses per case1 for the anesthesia segment were $219 per case for the three months ended June 30, 2020. This rate per case is higher than the rate per case of $173 seen in the three months ended June 30, 2019, largely due to the volume decline as a result of COVID-19. Total adjusted operating expenses per case1 for the anesthesia segment were $203 per case for the six months ended June 30, 2020 compared to the $175 seen in the six months ended June 30, 2019. While the Company was able to respond with workforce reductions, the Company also retained as many of its employees as possible.  Government stimulus meant to encourage workforce retention has been recognized in other income and therefore has not been applied against the costs of retention efforts embedded within adjusted operating expenses.

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Product sales adjusted operating expenses for the three months ended June 30, 2020 were $695,790 compared to $1,130,844 for the three months ended June 30, 2019. In general, costs have decreased due to reductions in employee related expense (beginning April 2020, the Company has been able to more closely align employee expenses with the reduced demand caused by COVID-19) as well as reductions in travel and entertainment expenses and decreased cost of goods sold associated with lower sales volumes. Product sales adjusted operating expenses for the six months ended June 30, 2020 were $1,753,117 compared to $2,183,699 for the six months ended June 30, 2019.

Corporate adjusted operating expenses for the three months ended June 30, 2020 were $1,397,448 compared to $1,443,974 for the three months ended June 30, 2019. While corporate adjusted operating expenses are relatively consistent period over period, underlying this end result is a decrease in employee related expenses associated with executive compensation reductions initiated in mid-April 2020, offset by increases in corporate and other professional fees.  In general, the increases seen in corporate and professional fees are reflective of the increasing complexity of our business which is also increasing our compliance costs. Corporate adjusted operating expenses for the six months ended June 30, 2020 were $3,153,225 compared to $2,654,498 for the six months ended June 30, 2019.

Operating Income (Loss)

Operating loss for the three months ended June 30, 2020 was $8,049,457 compared to operating income of $4,587,129 for the same period in 2019. Operating loss for the six months ended June 30, 2020 was $10,646,316 compared to operating income of $8,411,980 for the same period in 2019. The following schedule reconciles the changes in operating income between periods:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating income – comparable period 2019	$4,587,129	$8,411,980
Decrease in period revenues	(16,897,254)	(20,561,552)
Decrease in period adjusted operating expenses[1]	5,674,160	3,808,810
Increase in period amortization and depreciation expense	(766,807)	(1,507,696)
Increase in period stock based compensation expense	(1,585,828)	(1,674,125)
Decrease in other non-recurring expenses	930,917	930,917
Inventory write-down in the period	—	(64,911)
Decrease in period acquisition expenses	8,226	10,261
Operating loss - 2020	$(8,049,457)	$(10,646,316)

Changes in the Company’s revenues and adjusted operating expenses4 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

The primary driver of the decline in operating income is the reduction in anesthesia and product revenues in the quarter, with the majority of the reduction directly correlated with COVID-19 and its impact on the Company’s anesthesia case and product sales volumes. With expenses being slow to respond to changes in volume due to their fixed nature, any change in revenue, specifically case volume, directly impacts operating income until the Company is able to respond via reductions in workforce.  Contributing to the decrease in operating income for the three and six months ended June 30, 2020 are incremental costs relating to acquired professional services agreements in 2019 and 2020 as well as increases seen in stock-based compensation expense.

Anesthesia operating loss for the three months ended June 30, 2020 was $6,560,406, compared to income of $4,554,821 for the same period in 2019. Anesthesia operating loss for the six months ended June 30, 2020 was $8,039,374, compared to income of $8,688,434 for the same period in 2019. The decrease in the quarter and in the six month period is primarily reflective of the decrease in adjusted operating EBITDA1 in the quarter (calculated above as revenues less adjusted operating expenses), in conjunction with an incremental increase in amortization expense in the quarter of $767,408 when comparing the second quarter of 2020 to the second quarter of 2019. The reduction in adjusted operating EBITDA1 is largely a reflection of declines in anesthesia revenue, the majority of which is related to COVID-19, offset by measures taken to reduce employee related expenses.

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Product operating income for the three months ended June 30, 2020 was $404,679, a decrease of $833,756 from the same period in 2019. Product operating income for the six months ended June 30, 2020 was $1,517,592, a decrease of $1,012,490 from the same period in 2019. The decline in operating income is primarily driven by the decline in revenues in the quarter as a result of COVID-19 and its impact on sales in the quarter.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended June 30, 2020 was $4,681,359, a decrease of $4,979,524 when compared to the three months ended June 30, 2019. The decrease in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the overall net decline in revenue (described within the revenue section, but, in effect, attributable to COVID-19) offset by reductions in adjusted operating expenses.  While revenue declined due to case volume decreases due to COVID-19, the Company took measures to reduce operating expenses, primarily payroll, beginning early April 2020.  With the majority of its anesthesia locations open and resuming operations in May and June 2020, the Company’s staffing model resumed.  Adjusted operating EBITDA attributable to shareholders of the Company for the six months ended June 30, 2020 was $9,552,820, a decrease of $8,873,918 when compared to the six months ended June 30, 2019.  Note that for the purposes of calculating adjusted operating EBITDA, other income of $3,696,812 arising from the receipt of government assistance has been included.  It is management’s opinion that this most accurately reflects the financial performance of the Company as the Company may have incurred further workforce reductions to offset reduced revenue volume were it not for the receipt of these incentives.

Adjusted operating EBITDA attributable to non-controlling interest was $2,250,794 for the three months ended June 30, 2020, compared to $3,637,546 for the three months ended June 30, 2019.  The decrease in non-controlling interest is a result of the same net revenue declines offset, to an extent by adjusted operating expenses as described above. Additionally, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders. Adjusted operating EBITDA attributable to non-controlling interest was $4,926,822 for the six months ended June 30, 2020, compared to $7,948,832 for the six months ended June 30, 2019. Other income of $1,160,007 arising from the receipt of government assistance has been included in the calculation of adjusted operating EBITDA attributable to non-controlling interest.

Total adjusted operating EBITDA was $6,932,152 for the three months ended June 30, 2020, a decrease of 48% from the same period in 2019. Total adjusted operating EBITDA was $14,479,642 for the six months ended June 30, 2020, a decrease of 45% from the same period in 2019.

Net finance expense

As a result of the Company’s debt facilities and long-term finance obligations, including its earn-out obligations, the Company has recorded a net finance expense of $447,199 and $944,040 for the three months and six months ended June 30, 2020, respectively, compared to net finance expense of $2,178,954 and $4,570,933 for the three and six months ended June 30, 2019, respectively. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments. Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Finance expense:
Interest and accretion expense on borrowings	$440,826	$835,037	$1,027,912	$1,708,157
Accretion expense on earn-out obligation and deferred consideration	6,763	59,893	16,908	113,161
Amortization of deferred financing fees	88,410	65,091	179,013	130,182
Net change in fair value of financial liabilities at fair value through earnings	(88,800)	1,188,933	(279,793)	2,589,433
Other	—	30,000	—	30,000
Total finance expense	$447,199	$2,178,954	$944,040	$4,570,933

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

During the three and six months ended June 30, 2020, the Company recognized a fair value adjustment (recovery) of $88,800 and $279,792, respectively, in respect of its earn-out obligation compared to a fair value adjustment (expense) of $1,188,933 and $2,589,433 for the three and six months ended June 30, 2019, respectively. The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit during the earn-out period.

Cash interest paid in the three months ended June 30, 2020 was $461,382 compared to $875,324 cash interest paid in the comparable period of 2019. Cash interest paid in the six months ended June 30, 2020 was $1,068,045 compared to $1,759,404 cash interest paid in the comparable period of 2019. The decrease in cash interest paid is reflective of the lower LIBOR rates in 2020 as well as the credit spread on the Company’s current JP Morgan Facility being lower than its previous Scotia Facility.  As at June 30, 2020, the Company owed $66,341,370 under its JP Morgan Facility as compared to $69,341,370 owed at December 31, 2019.

(Gain) Loss from Equity Investment

Equity income was derived from the Company’s 15% equity interest in Triad Sedation Associates LLC (“TSA”). TSA began operating in February 2019 and was the result of an agreement between CRH and Digestive Health Specialists (“DHS”), located in North Carolina, whereby CRH assists DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH was a 15% equity owner in the anesthesia business and receives compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH had the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, which it exercised in November 2019.  Upon exercise of the option, CRH obtained control of TSA and TSA was therefore consolidated 100% within the results of CRH from the date control was acquired.  As a result, TSA is not an equity investment as at June 30, 2020, thus causing the decline in equity income when comparing the second quarter of 2020 to the second quarter of 2019 and when comparing the year to date periods.

Income tax expense (recovery)

For the three and six months ended June 30, 2020, the Company recorded an income tax recovery of $233,518 and $1,207,928, respectively compared to income tax expense of $3,627 and $170,886 for the three and six months ended June 30, 2019. Income tax expense relates only to income attributable to the Company’s shareholders and the income tax recovery in the period is driven by the Company’s net loss before tax, which in turn is driven by the impact COVID-19 has had on the Company’s operating results.

Net and comprehensive (loss) income

For the three months ended June 30, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $2,907,814 compared to a net and comprehensive income attributable to shareholders of $1,646,683 for the three months ended June 30, 2019. The change from income to a loss in the loss quarter over quarter is largely a reflection of the decrease in adjusted operating EBITDA attributable to shareholders which is largely driven by the impact of COVID-19 in the quarter.  For the six months ended June 30, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $4,986,307 compared to a net and comprehensive income attributable to shareholders of $1,569,716 for the six months ended June 30, 2019.

Net and comprehensive loss attributable to non-controlling interest was $520,678 for the three months ended June 30, 2020 compared to the net and comprehensive income attributable to non-controlling interest of $971,992 for the three months ended June 30, 2019.  Consistent with the loss attributable to shareholders, the net and comprehensive loss attributable to non-controlling interest in the period is a result of the impact COVID-19 has had on the Company’s operating results in the quarter.  Additionally, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders.  Net and comprehensive loss attributable to non-controlling interest was $577,141 for the six months ended June 30, 2020 compared to the net and comprehensive income attributable to non-controlling interest of $2,439,751 for the six months ended June 30, 2019.

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

Adjusted operating EBITDA: The Company defines adjusted operating EBITDA as operating earnings before interest, taxes, depreciation, amortization, stock based compensation, acquisition related expenses, asset impairment charges and other non-recurring expenses plus other income related to government assistance.  Adjusted operating EBITDA is presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating EBITDA to capture the profitability of its business before the impact of items not considered in management’s evaluation of operating unit performance.

Adjusted operating EBITDA margin. The Company defines adjusted operating EBITDA margin as operating earnings before interest, taxes, depreciation, amortization, stock based compensation, acquisition related expenses, asset impairment charges and other non-recurring expenses plus other income related to government assistance as a percentage of revenue. Adjusted operating EBITDA margin is presented on a basis consistent with the Company’s internal management reports. The Company analyzes and discloses adjusted operating EBITDA margin to capture the profitability of its business before the impact of items not considered in management’s evaluation of operating performance.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2020			2019
(USD in thousands)	YTD	Q2 ‘20	Q1 ‘20	YTD	Q2 ‘19	Q1 ‘19
Net and comprehensive income (loss)	(5,563)	(3,428)	(2,135)	4,010	2,619	1,391
Net finance expense	944	447	497	4,571	2,179	2,392
(Gain) loss on equity investment	38	22	16	(339)	(214)	(125)
Income tax expense (recovery)	(1,208)	(234)	(974)	171	4	167
Other income - government assistance	(4,857)	(4,857)	—	—	—	—
Operating income (loss)	(10,646)	(8,049)	(2,597)	8,412	4,587	3,825
Amortization expense	18,869	9,489	9,380	17,364	8,723	8,641
Depreciation and related expense	57	28	29	54	27	27
Stock based compensation	1,248	595	653	(426)	(990)	564
Acquisition expenses[1]	30	12	18	40	20	20
Inventory write-downs	65	—	65	—	—	—
Other non-recurring items[2]	—	—	—	931	931	—
Other income - government assistance	4,857	4,857	—	—	—	—
Total adjusted operating EBITDA	14,479	6,932	7,547	26,375	13,298	13,077
Adjusted operating EBITDA attributable to:
Shareholders of the Company	9,552	4,681	4,871	18,427	9,661	8,766
Non-controlling interest	4,927	2,251	2,676	7,949	3,638	4,311

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted Operating EBITDA Margin

	2020			2019
(USD in thousands)	YTD	Q2 ‘20	Q1 ‘20	YTD	Q2 ‘19	Q1 ‘19
Revenue	39,040	13,585	25,455	59,601	30,482	29,119
Operating income (loss)	(10,646)	(8,049)	(2,597)	8,412	4,587	3,825
Operating margin	-27.3%	(59.3%)	(10.2%)	14.1%	15.0%	13.1%
Amortization expense	48.3%	69.9%	36.8%	29.1%	28.6%	29.7%
Depreciation and related expense	0.1%	0.2%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	3.2%	4.4%	2.6%	(0.7)%	(3.2)%	1.9%
Acquisition expenses[1]	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Inventory write-downs	0.2%	(—)%	0.3%	(—)%	(—)%	(—)%
Other non-recurring items[2]	(—)%	(—)%	(—)%	1.6%	3.1%	(—)%
Other income - government assistance	12.4%	35.8%	(—)%	(—)%	(—)%	(—)%
Total adjusted operating EBITDA margin	37.1%	51.0%	29.7%	44.3%	43.6%	44.9%

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted operating expenses

	2020			2019
(USD in thousands)	YTD	Q2 ‘20	Q1 ‘20	YTD	Q2 ‘19	Q1 ‘19
Anesthesia services expense	43,617	18,988	24,629	46,030	23,471	22,559
Amortization expense	(18,868)	(9,489)	(9,379)	(17,363)	(8,722)	(8,641)
Depreciation and related expense	(8)	(4)	(4)	(6)	(3)	(3)
Stock based compensation	(201)	(67)	(134)	(234)	(117)	(117)
Acquisition expenses[1]	(30)	(12)	(18)	(40)	(20)	(20)
Anesthesia services – adjusted operating expense	24,510	9,416	15,094	28,388	14,609	13,779
Product sales expense	1,944	753	1,191	2,351	1,217	1,134
Amortization expense	—	—	—	(1)	(1)	—
Depreciation and related expense	(10)	(5)	(5)	(14)	(5)	(9)
Stock based compensation	(115)	(51)	(64)	(154)	(81)	(73)
Inventory write-downs	(65)	—	(65)	—	—	—
Product sales - adjusted operating expense	1,753	696	1,057	2,184	1,131	1,053
Corporate expense	4,125	1,894	2,231	2,806	1,206	1,600
Amortization expense	—	—	—	—	—	—
Depreciation and related expense	(39)	(19)	(20)	(35)	(20)	(15)
Stock based compensation	(933)	(478)	(455)	813	1,188	(375)
Corporate - adjusted operating expenses	3,153	1,397	1,756	2,655	1,444	1,211
Total operating expense	49,686	21,634	28,052	51,189	25,895	25,294
Total adjusted operating expense	29,417	11,510	17,907	33,226	17,184	16,042

1 Acquisition expenses relating to incomplete acquisitions

Adjusted operating expense per cASE – Anesthesia segment

	2020			2019
(USD in thousands, except case and per case amounts)	YTD	Q2 ‘20	Q1 ‘20	YTD	Q2 ‘19	Q1 ‘19
Anesthesia services – adjusted operating expense	24,510	9,416	15,094	28,388	14,609	13,779
Anesthesia cases serviced	120,911	42,918	77,993	162,157	84,656	77,501
Total adjusted operating expense per case - Anesthesia segment	203	219	194	175	173	178

Liquidity and Capital Resources

At June 30, 2020, the Company had $5,237,062 in cash and cash equivalents compared to $6,568,716 at the end of 2019. The decrease in cash and equivalents is primarily a reflection of cash generated from operations offset by cash utilized for acquisitions in June 2020 and cash used to pay down the Company’s credit facility with JP Morgan.

Working capital was $15,271,742 at June 30, 2020 compared to working capital of $18,677,498 at December 31, 2019. The Company expects to meet its short-term obligations, including short-term obligations in respect of its earn-out obligations and deferred consideration through cash earned through operating activities in conjunction with monies available under its credit facility.

The average number of days receivables outstanding at June 30, 2020 was 117 days, a significant temporary increase from the days receivable outstanding at December 31, 2019 (54 days). The cause of the large increase is due to the timing of anesthesia case volume recovery and the timing of cash receipts.  The Company continues to monitor this measure on an ongoing basis.

Cash provided by operating activities for the three months ended June 30, 2020 was $9,194,219 compared to $9,582,999 in the same period in fiscal 2019. Cash provided by operating activities less distributions to non-controlling interest was $6,687,619 for the three months ended June 30, 2020 and $5,429,139 for the same period in 2019. Cash used in investing activities for the three months ended June 30, 2020 was $8,381,249 as compared to $1,816,544 for the comparable period in 2019.  Cash used in financing activities was $8,909,669 for the three months ended June 30, 2020 compared to $10,775,164 for the three months ended June 30, 2019.

Cash provided by operating activities for the six months ended June 30, 2020 was $16,979,039 compared to $21,958,718 in the same period in fiscal 2019. Cash provided by operating activities less distributions to non-controlling interest was $12,242,929 for the six months ended June 30, 2020 and $13,770,058 for the same period in 2019. Cash used in investing activities for the six months ended June 30, 2020 was $8,542,137 as compared to $7,110,158 for the comparable period in 2019.  Cash used in financing activities was $9,766,954 for the six months ended June 30, 2020 compared to $22,234,749 for the six months ended June 30, 2019.

For the three and six months ended June 30, 2019, the statements of cash flows were adjusted to reclassify Acquisition of equity interest from non-controlling interest from investing activities to financing activities given that the transaction is among owners.  As a result, net cash flows from investing activities and financing activities are presented as follows:

	As previously presented		Adjustment	As currently presented
	Three months ended June 30, 2019	Six months ended June 30, 2019	Three and six months ended June 30, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash flows from financing activities	$(8,359,813)	$(19,819,398)	$(2,415,351)	$(10,775,164)	$(22,234,749)
Cash flows from investing activities	$(4,231,895)	$(9,525,509)	$2,415,351	$(1,816,544)	$(7,110,158)

The Company had a similar transaction in the third quarter of 2019 with a cash outflow for the Acquisition of equity interests from non-controlling interest.  As a result of this transaction, the Company will reclassify $7,018,658 and $9,434,009 for the three months and nine months ended September 30, 2019, respectively, from investing activities to financing activities.  After taking into consideration similar fourth quarter adjustments, there will be a reclassification of $9,924,381 from investing activities to financing cash flows for the year ended December 31, 2019.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of June 30, 2020, the Company has raised approximately $51 million from the sale and issuance of equity securities and, most recently, the Company entered into a syndicated debt facility with JP Morgan Chase Bank, increasing its facility to $200 million on October 22, 2019. As at June 30, 2020, the Company owed $66.3 million under the facility. The terms of the Company’s facility as of June 30, 2020 are described below.

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

As at June 30, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.00:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company’s Total Leverage ratio is calculated as the ratio of the Company’s total indebtedness at the end of the period to EBITDA for the Company’s previous four consecutive quarters.

The Company is in compliance with all covenants as at June 30, 2020.

Contractual Obligations and Contingent Liabilities

The Company’s near-term cash requirements relate primarily to interest payments, remaining payments under its earn-out obligations, purchases under the Company’s normal course issuer bid, operations, working capital and general corporate purposes, including further acquisitions. As a result of the impact of COVID-19, the Company has updated its forecasts to account for the impact of the pandemic.  Based on this assessment, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

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

Outstanding Share Data

As at June 30, 2020, there were 71,564,584 common shares issued and outstanding for a total of $56,238,765 in share capital.

As at June 30, 2020, there were 979,687 options outstanding at a weighted-average exercise price of $1.59 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $0.95 per share. As at June 30, 2020, there were 3,016,875 share units (“SUs”) issued and outstanding.

As at August 7, 2020, there were 71,502,284 common shares issued and outstanding, excluding shares held as treasury, for a total of $56,201,994 in share capital.

As at August 7, 2020, there were 979,687 options outstanding at a weighted-average exercise price of $1.61 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $0.96 per share. As at August 7, 2020, there were 3,016,875 share units (“SUs”) issued and outstanding.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We did not make sales of equity securities during our fiscal quarter ended June 30, 2020 that were not registered under the Securities Act.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRH MEDICAL CORPORATION

By:	/s/ Tushar Ramani, MD
Name:	Tushar Ramani, MD
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 10, 2020

By:	/s/ Richard Bear
Name:	Richard Bear
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 10, 2020