Form 10-Q
period 2020-09-30
CRH Medical Corp
filed 2020-11-12
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding common shares of the registrant, no par value per share, as of November 11, 2020 was 71,413,084.

CRH MEDICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2020

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

CRH Medical Corporation

Index to Condensed Consolidated Interim Financial Statements (unaudited)

As of and for the three and nine months ended September 30, 2020 and 2019

CRH MEDICAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Expressed in United States dollars)

	Notes	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents		$5,099,498	$6,568,716
Trade and other receivables, net	5	20,358,880	20,041,288
Income tax receivable		3,252,973	1,332,129
Loan to equity investment		1,000	—
Prepaid expenses and deposits		426,589	729,483
Inventories, finished goods		296,070	349,324
		29,435,010	29,020,940
Non-current assets:
Property and equipment, net		201,959	251,933
Right of use asset	7	1,094,732	214,854
Intangible assets, net	8	168,325,328	163,108,193
Deferred asset acquisition costs		228,777	59,249
Investment	4	2,016,076	—
Deferred tax assets		12,945,311	10,440,100
		184,812,183	174,074,329
Total assets		$214,247,193	$203,095,269
Liabilities
Current liabilities:
Trade and other payables	6	$7,449,298	$6,196,741
Employee benefits		786,115	992,845
Income tax payable		—	28,589
Current portion of lease liability	7	241,742	125,555
Deferred consideration		—	1,868,052
Earn-out obligation	14	686,973	1,063,060
Contract payable - CMS Advance	10	1,808,952	—
Member loan		220,880	68,600
		11,193,960	10,343,442
Non-current liabilities:
Lease liability	7	865,372	54,300
Contract payable - CMS Advance	10	91,636	—
Contingent liability	4	2,617,110	—
Notes payable and bank indebtedness	11	74,997,205	68,380,345
Deferred tax liabilities		23,786	101,822
		78,595,109	68,536,467
Equity
Common stock, no par value; 71,461,684 and 71,603,584 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12	56,268,562	56,056,113
Additional paid-in capital		8,648,801	7,168,156
Accumulated other comprehensive loss		(66,772)	(66,772)
Retained earnings		7,423,053	13,154,981
Total equity attributable to shareholders of the Company		72,273,644	76,312,478
Non-controlling interest		52,184,480	47,902,882
Total equity		124,458,124	124,215,360
Total liabilities and equity		$214,247,193	$203,095,269

See accompanying notes to condensed consolidated financial statements.

Commitments and contingencies (note 15)

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(Expressed in United States dollars, except share and per share data)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2020	2019	2020	2019
Revenue:
Anesthesia services	17	$27,983,903	$27,966,629	$63,561,613	$82,685,905
Product sales	17	2,365,549	2,448,174	5,827,537	7,330,147
		30,349,452	30,414,803	69,389,150	90,016,052
Expenses:
Anesthesia services expense	17	26,963,897	23,774,049	70,580,981	69,804,891
Product sales expense	17	1,080,861	1,089,316	3,025,258	3,441,207
Corporate expense	17	2,219,867	1,838,812	6,344,402	4,645,347
		30,264,625	26,702,177	79,950,641	77,891,445
Operating income (loss)		84,827	3,712,626	(10,561,491)	12,124,607
Net finance expense	13	441,967	1,125,410	1,386,007	5,696,343
(Gain) loss from equity investment	9	—	(77,278)	37,839	(416,584)
Other income	10	(289,669)	—	(5,146,488)	—
Income (loss) before tax		(67,471)	2,664,494	(6,838,849)	6,844,848
Income tax expense (recovery)		(376,237)	565,165	(1,584,165)	736,052
Net and comprehensive income (loss)		$308,766	$2,099,329	$(5,254,684)	$6,108,796
Attributable to:
Shareholders of the Company		$(337,954)	$982,368	$(5,324,264)	$2,552,084
Non-controlling interest		646,720	1,116,961	69,580	3,556,712
		$308,766	$2,099,329	$(5,254,684)	$6,108,796
Earnings (loss) per share attributable to shareholders
Basic	12(f)	$(0.005)	$0.014	$(0.074)	$0.036
Diluted	12(f)	$(0.005)	$0.013	$(0.074)	$0.035
Weighted average shares outstanding:
Basic	12(f)	71,506,045	71,831,356	71,558,371	71,845,812
Diluted	12(f)	71,506,045	72,799,142	71,558,371	73,023,144

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and nine months ended September 30, 2020 and 2019

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2019	72,055,688	$55,372,884	$9,329,335	$(66,772)	$12,916,565	$59,739,165	$137,291,177
Total net and comprehensive income (loss) for the period	—	—	—	—	(76,968)	1,467,758	1,390,790
Stock-based compensation	—	—	564,251	—	—	—	564,251
Common shares issued on vesting of share units	2,500	8,235	(8,235)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(461,600)	(347,300)	—	—	(1,063,523)	—	(1,410,823)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (27,000 treasury shares) (note 12(e))	—	(20,291)	—	—	(62,205)	—	(82,496)
Cancellation of treasury shares	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(4,034,800)	(4,034,800)
Balance as at March 31, 2019	71,586,188	$55,013,528	$9,885,351	$(66,772)	$11,713,869	$57,172,123	$133,718,099
Total net and comprehensive income for the period	—	—	—	—	1,646,683	971,992	2,618,675
Stock-based compensation	—	—	(990,382)	—	—	—	(990,382)
Common shares issued on exercise of stock options	825,000	721,415	(301,803)				419,612
Common shares issued on vesting of share units	111,500	371,870	(371,870)	—	—	—	—
Cancellation of treasury shares (held as treasury as of March 31, 2019)	(27,000)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(461,830)	(347,065)	—	—	(967,868)	—	(1,314,933)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (23,000 treasury shares) (note 12(e))	—	(17,284)	—	—	(48,208)	—	(65,492)
Distributions to members	—	—	—	—	—	(4,153,860)	(4,153,860)
Purchase of equity interest from non-controlling interest (note 4)	—	—	(728,279)	—	—	(1,687,070)	(2,415,349)
NCI associated with asset acquisitions (note 4)	—	—	—	—	—	1,465,715	1,465,715
Balance as at June 30, 2019	72,033,858	55,742,464	7,493,017	(66,772)	12,344,476	53,768,900	129,282,085
Total net and comprehensive income for the period	—	—	—	—	982,368	1,116,961	2,099,329
Stock-based compensation	—	—	706,479	—	—	—	706,479
Common shares issued on exercise of stock options	15,000	11,749	(4,997)	—	—	—	6,752
Common shares issued on vesting of share units	36,250	133,047	(133,047)	—	—	—	—
Cancellation of treasury shares (held as treasury as of June 30, 2019)	(23,000)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(365,549)	(274,708)	—	—	(779,660)	—	(1,054,368)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (19,000 treasury shares) (note 12(e))	—	(14,279)	—	—	(40,523)	—	(54,802)
Distributions to members	—	—	—	—	—	(3,615,819)	(3,615,819)
Purchase of equity interest from non-controlling interest (note 4)	—	—	(996,669)	—	—	(5,989,822)	(6,986,491)
NCI associated with asset acquisitions, including LWA price adjustment (note 4)	—	—		—	—	(2,106,037)	(2,106,037)
Balance as at September 30, 2019	71,696,559	$55,598,273	$7,064,783	$(66,772)	$12,506,661	$43,174,183	$118,277,128

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Changes in Equity (continued) (unaudited)

(Expressed in United States dollars, except for number of shares)

For the three and nine months ended September 30, 2020 and 2019

	Number of shares	Common stock	Additional paid -in capital	Accumulated other comprehensive loss	Retained earnings	Non-controlling interest	Total equity
Balance as at January 1, 2020	71,603,584	$56,056,113	$7,168,156	$(66,772)	$13,154,981	$47,902,882	$124,215,360
Total net and comprehensive loss for the period	—	—	—	—	(2,078,494)	(56,463)	(2,134,957)
Stock-based compensation	—	—	652,548	—	—	—	652,548
Common shares issued on vesting of share units	50,000	139,105	(139,105)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(74,300)	(57,700)	—	—	(65,699)	—	(123,399)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (2,700 treasury shares) (note 12(e))	—	(2,029)	—	—	(2,387)	—	(4,416)
Adjustment in respect of prior year acquisition (note 4)	—	—	25,949	—	—	—	25,949
Distributions to members	—	—	—	—	—	(2,229,510)	(2,229,510)
Balance as at March 31, 2020	71,579,284	$56,135,489	$7,707,548	$(66,772)	$11,008,401	$45,616,909	$120,401,575
Total net and comprehensive loss for the period	—	—	—	—	(2,907,814)	(520,678)	(3,428,492)
Stock-based compensation	—	—	595,445	—	—	—	595,445
Common shares issued on exercise of stock options	25,000	19,007	(8,327)	—	—	—	10,680
Common shares issued on vesting of share units	60,000	171,069	(171,069)	—	—	—	—
Cancellation of treasury shares (held as treasury as of March 31, 2020)	(2,700)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(97,000)	(75,242)	—	—	(122,183)	—	(197,425)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (14,900 treasury shares) (note 12(e))	—	(11,558)	—	—	(18,768)	—	(30,326)
Distributions to members	—	—	—	—	—	(2,506,600)	(2,506,600)
NCI associated with asset acquisitions (note 4)	—	—	—	—	—	2,855,352	2,855,352
Balance as at June 30, 2020	71,564,584	56,238,765	8,123,597	(66,772)	7,959,636	45,444,983	117,700,209
Total net and comprehensive income (loss) for the period	—	—	—	—	(337,954)	646,720	308,766
Stock-based compensation	—	—	652,967	—	—	—	652,967
Common shares issued on vesting of share units	37,500	127,763	(127,763)	—	—	—	—
Cancellation of treasury shares (held as treasury as of June 30, 2020)	(14,900)	—	—	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 12(e))	(125,500)	(97,345)	—	—	(197,371)	—	(294,716)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares (800 treasury shares) (note 12(e))	—	(621)	—	—	(1,258)	—	(1,879)
Distributions to members	—	—	—	—	—	(3,952,150)	(3,952,150)
NCI associated with asset acquisitions (note 4)	—	—	—	—	—	10,044,927	10,044,927
Balance as at September 30, 2020	71,461,684	$56,268,562	$8,648,801	$(66,772)	$7,423,053	$52,184,480	$124,458,124

See accompanying notes to condensed consolidated financial statements.

CRH MEDICAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Expressed in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2020	2019	2020	2019
Operating activities:
Net income (loss)		$308,766	$2,099,329	$(5,254,684)	$6,108,796
Adjustments for:
Depreciation of property, equipment and intangibles		10,760,397	8,555,909	29,686,467	25,974,283
Stock-based compensation	12	652,967	706,479	1,900,960	280,348
Unrealized foreign exchange		6,144	(50)	7,745	726
Deferred income tax recovery		(968,387)	(776,300)	(2,358,260)	(2,749,616)
Change in fair value of contingent consideration	13	(96,294)	181,805	(376,087)	2,771,238
Accretion on contingent consideration and deferred consideration	13	15,925	10,145	32,833	123,305
Amortization of deferred financing fees	13	90,411	65,091	269,424	195,273
(Gain) loss from equity investment	9	—	(77,278)	37,839	(416,584)
Change in current tax receivable		(1,699,529)	(17,826)	(2,174,418)	(154,474)
Change in trade and other receivables		(820,666)	(182,433)	(317,593)	(102,733)
Change in prepaid expenses		102,542	(59,218)	302,894	268,162
Change in inventories		(31,017)	153,837	53,254	45,309
Change in trade and other payables, including contract payable		(640,539)	(83,936)	3,192,069	91,726
Change in employee benefits		135,957	135,609	(206,730)	234,120
Net cash provided by operating activities		7,816,677	10,711,163	24,795,713	32,669,879
Financing activities
Proceeds from (repayment of) member loans		(28,100)	(14,375)	152,280	(18,375)
Equity investment loan		(1,000)	—	(1,000)	—
Repayment of short-term advances		—	—	—	(26,783)
Payment of deferred consideration		(64,827)	—	(1,896,850)	(1,100,000)
Payment of contingent consideration		—	—	—	(4,795,822)
Repayment of notes payable and bank indebtedness		(1,500,000)	(5,625,000)	(9,500,000)	(13,175,000)
Proceeds from bank indebtedness		11,006,750	7,000,000	16,006,750	11,300,000
Proceeds from exercise of stock options		—	6,753	10,680	426,366
Payment of deferred financing fees		(125,000)	—	(159,314)	—
Distributions to non-controlling interest		(3,952,150)	(3,615,819)	(8,688,260)	(11,804,480)
Repurchase of shares for cancellation	12(e)	(296,600)	(1,109,170)	(652,165)	(3,982,914)
Acquisition of equity interest from non-controlling interest	2(b)	—	(7,018,658)	—	(9,434,009)
Net cash provided by (used in) financing activities		5,039,073	(10,376,269)	(4,727,879)	(32,611,017)
Investing activities
Acquisition of property and equipment		(10,957)	(4,834)	(32,829)	(45,681)
Deferred asset acquisition costs		56,488	38,437	(191,934)	(440)
Distribution received from equity investment		—	92,400	—	92,400
Purchase adjustment relating to anesthesia service providers acquired in prior periods		—	4,366,000	—	4,366,000
Acquisition of cost investment	4	(2,016,076)	—	(2,016,076)	—
Acquisition of anesthesia services providers	4	(11,024,903)	(2,174,003)	(19,296,746)	(9,204,437)
Net cash provided by (used in) investing activities		(12,995,448)	2,318,000	(21,537,585)	(4,792,158)
Effects of foreign exchange on cash and cash equivalents		2,134	(270)	533	1,395
Decrease in cash and cash equivalents		(137,564)	2,652,624	(1,469,218)	(4,731,901)
Cash and cash equivalents, beginning of period		5,237,062	2,562,420	6,568,716	9,946,945
Cash and cash equivalents, end of period		$5,099,498	$5,215,044	$5,099,498	$5,215,044
Supplemental disclosures:
Cash interest paid		$(479,023)	$(772,680)	$(1,547,068)	$(2,532,084)
Taxes paid		$(2,291,679)	$(1,359,634)	$(2,958,068)	$(3,640,248)
Operating lease payments		$(71,902)	$(90,669)	$(171,086)	$(278,339)
Non-cash acquisition of right of use asset		$(1,013,512)	$—	$(1,013,512)	$—
Non-cash acquisition financing		$(2,329,378)	$(586,561)	$(2,623,592)	$(702,586)

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

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements cash flows as at September 30, 2020 and for all periods presented, have been recorded. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the Company's full year results.

(b)	Reclassification adjustment relating to 2019 comparative periods:

For the three and nine months ended September 30, 2019, the statements of cash flows were adjusted to reclassify Acquisition of equity interest from non-controlling interest from investing activities to financing activities given that the transaction is among owners.  As a result, net cash flows from investing activities and financing activities are presented as follows:

	As previously presented		Adjustment		As currently presented
	Three months ended September 30, 2019	Nine months ended September 30, 2019	Three months ended September 30, 2019	Nine months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash flows from financing activities	$(3,357,611)	$(23,177,008)	$(7,018,658)	$(9,434,009)	$(10,376,269)	$(32,611,017)
Cash flows from investing activities	$(4,700,658)	$(14,226,167)	$7,018,658	$9,434,009	$2,318,000	$(4,792,158)

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
(e)	Adoption of new accounting policies:

Government Assistance

As a result of the receipt of government stimulus measures in the nine months ended September 30, 2020 (see note 10), the Company has adopted the following accounting policy in respect of funds received.  In general, a government grant is recognized if it is probable that it will be received and that the Company will comply with the conditions associated with the grant.    If the conditions are met, the Company recognizes the grant in profit or loss on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate for.  For grants related to income, a Company can elect to either offset the grant against the related expenditures or include it in other income.  Government assistance received by the Company during the period which met the recognition criteria, have been accounted for as government grants related to income and have been included in other income. Where stimulus is received in the form of a forgivable loan, such as the Paycheck Protection Program (“PPP”), the Company has opted to apply government grant accounting  and will recognize the proceeds within other income upon concluding that forgiveness of the loan is probable and that the Company has complied with the relevant provisions of the program.  If forgiveness of the loan is not probable, it is presented as a loan on the balance sheet as of the end of the reporting period.

Investments

As a result of the Company’s investment in an anesthesia revenue cycle management organization, the Company has adopted a new accounting policy in the period.  In accordance with ASC 323: Investments – Equity Method and Joint Ventures, where the Company exerts virtually no influence over an investment, the Company will account for the investment at cost, using the measurement alternative permitted under ASC 321: Investments – Equity Securities.  Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any.
3.	Recent accounting pronouncements:
(a)	Initial adoption of new accounting standards:
(i)

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”, which requires companies to measure credit losses on financial instruments measured at amortized cost by applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss” methodology for recognizing credit losses. This standard is effective for fiscal years beginning January 1, 2023 for smaller reporting companies. As CRH meets the definition of smaller reporting company, CRH will adopt this standard for fiscal years beginning January 1, 2023. The adoption of this standard is not expected to have a material impact on the Company.

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

During the three and nine months ended September 30, 2020, the Company completed five asset acquisitions. These asset acquisitions have been included in the anesthesia segment of the Company and represent the following:

Acquired Operation	Date Acquired	Consideration
Lake Lanier Anesthesia Associates LLC ("LLAA")	June 2020	$5,428,514
Metro Orlando Anesthesia Associates LLC ("MOAA")	June 2020	$3,137,543
Central Virginia Anesthesia Associates LLC ("CVAA")	July 2020	$5,252,886
Orange County Anesthesia Associates LLC ("OCAA")	August 2020	$6,251,015
Coastal Carolina Sedation Associates LLC ("CCSA")	September 2020	$1,850,381

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over these entities.

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

	LLAA	MOAA	CVAA	OCAA	CCSA	Total
Cash	$5,379,954	$2,803,500	$2,800,000	$6,200,000	$1,800,000	$18,983,454
Contingent consideration	—	294,214	2,306,971	—	—	2,601,185
Acquisition costs	48,560	39,829	145,915	51,015	50,381	335,700
Purchase consideration	$5,428,514	$3,137,543	$5,252,886	$6,251,015	$1,850,381	$21,920,339
Non-controlling interest	$1,809,504	$1,045,848	$5,046,890	$3,220,220	$1,777,816	$12,900,278
	$7,238,018	$4,183,391	$10,299,776	$9,471,235	$3,628,197	$34,820,617
Assets and liabilities acquired:
Exclusive professional services agreements	$7,238,018	$4,183,391	$10,299,776	$9,471,235	$3,628,197	$34,820,617
Fair value of net identifiable assets and liabilities acquired	$7,238,018	$4,183,391	$10,299,776	$9,471,235	$3,628,197	$34,820,617
Exclusive professional services agreements – amortization term	5 years	5 years	5 years	7 years	7 years
CRH ownership interest acquired	75%	75%	51%	66%	51%

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

As part of the MOAA transaction, the Company is required to pay $311,500 to the seller after the second anniversary date of the transaction dependent on MOAA meeting certain EBITDA targets during the first and second year after the transaction date.  Based on the Company’s current forecasts, the Company believes it probable that the EBITDA targets will be met.  If the EBITDA targets are not met, no contingent consideration is payable.

As part of the CVAA transaction, the Company is required to pay either $1,500,000 or $2,500,000 to the seller after the third anniversary date of the transaction dependent on CVAA meeting certain EBITDA, full-time equivalent employee and revenue per case  targets during the second and third year after the transaction date.  Based on the Company’s current forecasts, the Company believes it probable that the targets will be met and the full amount of the contingent consideration, $2,500,000, will be paid.

Other Transactions

In addition to the above asset acquisitions, on September 17, 2020, a subsidiary of the Company entered into a membership interest purchase agreement to purchase a 5.56% interest in an anesthesia revenue cycle management organization for $2,000,000.  The Company also incurred $16,076 of legal fees as part of the transaction.  As the Company has virtually no influence over this investment, in accordance with ASC 323: Investments – Equity Method and Joint Ventures, the Company will account for the investment at cost, using the measurement alternative permitted under ASC 321: Investments – Equity Securities, which is to measure equity securities without a readily determinable fair value at cost, minus impairment, if any.

4.	Asset acquisitions (continued):

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

Other Transactions

In addition to the above asset acquisitions, on April 3, 2019, a subsidiary of the Company entered into a membership interest purchase agreement to purchase the remaining 49% interest in Arapahoe Gastroenterology Anesthesia Associates LLC (“Arapahoe”); prior to the purchase the Company held a 51% interest in the Arapahoe entity.  The purchase consideration, paid via cash, for the acquisition of the remaining 49% interest was $2,300,000 plus 49% of Arapahoe’s working capital as at March 31, 2019.  Additionally, the Company incurred deferred acquisition costs of $26,086.

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
5.	Trade and other receivables:

	September 30, 2020	December 31, 2019
Trade receivables, gross	$20,355,059	$20,024,916
Other receivables	33,850	50,756
Less: allowance for doubtful accounts	(30,029)	(34,384)
	$20,358,880	$20,041,288
Anesthesia segment – trade receivables, gross	19,287,998	19,081,177
Product segment – trade receivables, gross	1,067,061	943,739
	$20,355,059	$20,024,916

6.	Trade and other payables:

	September 30, 2020	December 31, 2019
Trade payables	$1,966,937	$1,213,276
Accruals and other payables	5,465,489	4,983,465
Government assistance - Paycheck Protection Program ("PPP") (note 10)	16,872	—
	$7,449,298	$6,196,741

7.	Right of use assets and related obligations:

The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the three and nine months ended September 30, 2020, the Company incurred total operating lease expenses of $91,527 and $248,620, respectively (2019 - $90,670 and $278,339, respectively).  For the three months ended September 30, 2020, this included lease expenses associated with fixed lease payments of $85,071 and variable lease payments of $6,456 (2019 - $69,572 and $21,098, respectively).  For the nine months ended September 30, 2020, this included lease expenses associated with fixed lease payments of $220,039 and variable lease payments of $28,581 (2019 - $216,261 and $62,078, respectively).

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Anesthesia services expense	$54,899	$28,106	$111,188	$90,839
Product sales expense	18,314	31,282	68,716	93,750
Corporate expense	18,314	31,282	68,716	93,750
	$91,527	$90,670	$248,620	$278,339

The weighted average lease term of the Company’s three premises leases is 4.61 years.  During the three months ended September 30, 2020, the Company engaged in a new 5.25 year lease for office space for its Atlanta office location. This lease includes a renewal option to further extend the lease for 2 additional 5-year terms.  The Company has not included the 2 additional 5 year renewal terms in its calculation of the lease liability.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on US Corporate BBB effective bond yields at September 30, 2020.

7.	Right of use assets and related obligations (continued):

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
Remainder of 2020	$58,425
2021	299,507
2022	225,769
2023	231,977
2024	238,357
2025	182,924
$1,236,959
Accretion related to outstanding lease obligations	(129,845)
Total	$1,107,114
Current obligation relating to lease liability	$241,742
Long-term obligation relating to lease liability	$865,372
Total	$1,107,114

8.	Intangible assets:

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

Asset	Basis	Rate
Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

	Professional Services Agreements	Patents	Total
Cost
Balance as at December 31, 2019	$275,113,390	$532,598	$275,645,988
Additions through asset acquisitions (note 4)	34,820,617	—	34,820,617
Balance as at September 30, 2020	$309,934,007	$532,598	$310,466,605

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at December 31, 2019	$112,035,676	$502,119	$112,537,795
Amortization expense	29,601,972	1,510	29,603,482
Balance as at September 30, 2020	$141,637,648	$503,629	$142,141,277

8.	Intangible assets (continued):

	Professional Services Agreements	Patents	Total
Net book value
September 30, 2020	$168,296,359	$28,969	$168,325,328
December 31, 2019	$163,077,714	$30,479	$163,108,193

The Company identified indicators of impairment in respect of one professional services agreement as at September 30, 2020. Upon performing undiscounted cash flow modeling for this asset, the Company identified that it did not require further review for impairment.  The impact of the COVID-19 pandemic (see note 15), has been incorporated into the Company’s key assumptions and underlying cash flow estimates; however, due to uncertainties in the estimates that are inherent to the Company's industry and uncertainties around the duration and longevity of the pandemic, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

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

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 2.95 years.  The weighted average remaining amortization period for the Company’s professional services agreements is 4.56 years.

Based on the Company’s professional services agreements in place at September 30, 2020, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at September 30, 2020:
Remainder of 2020	$10,859,181
2021	38,372,597
2022	31,651,357
2023	27,504,951
2024	25,581,035
The first nine months of 2025	12,733,507
$146,702,628

9.	Equity investment:

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

9.	Equity investment (continued):

The option agreement was determined to be an executory contract and both the equity interest and option agreement were determined to have only nominal value upon grant date and as at September 30, 2019.

The following table summarizes unaudited financial information for the TSA equity method investee for the nine months ended September 30, 2019.  As at and for the three and nine months ended September 30, 2020, TSA is consolidated 100% within the results of the Company.

Results of operations	Nine months ended September 30, 2019
Anesthesia revenue	$3,811,965
Anesthesia services expense	1,339,698
Net income	$2,472,267

10.	Government assistance:

On April 15, 2020, the Company received loan proceeds of $2,945,620 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the COVID-19 crisis, and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the twenty-four week period (“Covered Period”) after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for ten months after the end of the Covered Period and will accrue interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

The Company anticipates full forgiveness of the loan over the Covered Period indicated.  As the Company has accounted for the loan as a government grant related to income, the Company has recognized within other income $2,928,748 of the loan proceeds as at September 30, 2020 with the remaining proceeds included within accounts payable until further expenses are recognized.  The Company has and will recognize the grant in earnings on a systematic basis in line with the recognition of eligible expenses. In the three months ended September 30, 2020, the Company recognized $111,728 of the PPP in earnings, with the remainder recognized in the first six months of 2020.

During the quarter ended September 30, 2020, the Company also received additional funds of $177,941 under the CARES Act HHS Stimulus Fund, taking the total received for the nine months ended September 30, 2020 to $2,149,077.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19.  The funds were intended to reimburse healthcare providers for lost income attributable to COVID-19 and for healthcare related expenses. Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income.  As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the three and nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company also received $1,900,584 under the Medicare Accelerated and Advanced Payment Program.  The Center for Medicare and Medicaid Services (“CMS”) offers accelerated and advance payments in a number of circumstances, including in national emergencies to accelerate cashflow to impacted healthcare providers and suppliers.  During the quarter ended September 30, 2020, the CMS amended the recoupment process for these funds: under the Continuing Appropriations Act, 2021 and Other Extensions Act, repayment will now begin one year from the issuance date of each provider or supplier's accelerated or advance payment. After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months. At the end of the 11-month period, recoupment will increase to 50% for another 6 months.  As a result of the recoupment process, CRH has recognized the funds received as a liability on the balance sheet, including them within contract liability – CMS Advancement at period end, allocated between current and long-term.

11.	Notes payable:

	September 30, 2020	December 31, 2019
Current portion	$—	$—
Non-current portion	74,997,205	68,380,345
Total loans and borrowings	$74,997,205	$68,380,345

J.P. Morgan Chase (“JP Morgan Facility”)

On October 22, 2019, the Company entered into a three year revolving credit line which provides up to $200 million in borrowing capacity. The JP Morgan Facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million. Interest on the JP Morgan Facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s total leverage ratio. The JP Morgan Facility is secured by the assets of the Company and matures on October 22, 2022. Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the previous Scotia Facility were retained and are amortized over the term of the new facility. The Company incurred deferred financing fees of $839,893 in connection with this facility in the year ended December 31, 2019 and incurred additional deferred fees of $125,000 in the quarter ended September 30, 2020 when it further amended its facility on September 18, 2020.  This amendment, in conjunction with a previous amendment dated August 13, 2020, allows for the Company to engage in investments where less than 51% equity ownership is held and also amended the Company’s Total Leverage Ratio to not greater than 3.50:1.00 until the quarter ended June 30, 2021. Should the Company’s PPP loan be forgiven prior to June 30, 2021, the ratio is amended downward to 3.25:1.00.  After June 2021, the Total Leverage Ratio will revert back to 3.00:1.00.  The remaining unamortized fees relating to the JP Morgan Facility and the deferred financing fees under the previous Scotia facility, as of September 30, 2020 were $850,915.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements. As at September 30, 2020, the Company had drawn $75,848,120 on the JP Morgan Facility (2019 - $69,341,370).   As at September 30, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.50:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company is in compliance with all covenants as at September 30, 2020.

The consolidated minimum loan payments (principal) for all loan agreements in the future are as follows:

Minimum Principal
At September 30, 2020
Remainder of 2020	$—
2022	75,848,120
$75,848,120

12.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 12(e)), there were no share transactions in the three and nine months ended September 30, 2020 and 2019.

12.	Share capital (continued):

(c)	Share unit plan:

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

A summary of the status of the plan as of September 30, 2020 is as follows:

	Time based share units	Performance based share units
Outstanding, December 31, 2019	2,147,500	950,000
Issued	300,000	—
Exercised	(147,500)	—
Forfeited	(115,625)	—
Expired	—	—
Outstanding, September 30, 2020	2,184,375	950,000
Vested	—	—
Expected to vest	2,184,375	—

During the three and nine months ended September 30, 2020, the Company recognized $602,740 (2019 – $624,366) and $1,714,831 (2019 – $124,595) in compensation expense in relation to share units.

(d)	Stock-option plan:

During the three and nine months ended September 30, 2020, 25,000 options were exercised under the Company’s stock-option plan.

During the three and nine months ended September 30, 2020, the Company recognized $50,227 (2019 - $82,113) and $186,129 (2019 - $155,753) in compensation expense in relation to options.

(e)	Normal Course Issuer Bid:

During the three months ended September 30, 2020, the Company repurchased 126,300 (2019 – 384,549) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $297,549 (CAD$395,817) (2019 - $1,112,097 (CAD$1,466,297)).

During the nine months ended September 30, 2020, the Company repurchased 315,200 (2019 – 1,357,979) of its shares under its Normal Course Issuer Bid for a total cost, including transaction fees, of $654,473 (CAD$890,534) (2019 - $3,992,728 (CAD$5,306,896)). As at September 30, 2020, 314,400 of these shares had been cancelled with the remaining 800 shares cancelled on October 2, 2020.

12.	Share capital (continued):

(f)	Earnings (loss) per share:

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the three months ended September 30,
	2020			2019
	Net loss	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings (loss) attributable to shareholders:
Earnings (loss) per common share:
Basic	$(337,954)	71,506,045	$(0.005)	$982,368	71,831,356	$0.014
Share Options		—			422,043
Share Units		—			545,743
Diluted	$(337,954)	71,506,045	$(0.005)	$982,368	72,799,142	$0.013

	For the nine months ended September 30,
	2020			2019
	Net loss	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings (loss) attributable to shareholders:
Earnings (loss) per common share:
Basic	$(5,324,264)	71,558,371	$(0.074)	$2,552,084	71,845,812	$0.036
Share options		—			742,909
Share units		—			434,423
Diluted	$(5,324,264)	71,558,371	$(0.074)	$2,552,084	73,023,144	$0.035

For the three months ended September 30, 2020, 979,687 options (2019 – 590,144) and 2,631,304 share units (2019 – 1,935,399) were excluded from the diluted weighted average number of common shares calculation.

For the nine months ended September 30, 2020, 988,720 options (2019 – 475,560) and 2,629,772 share units (2019 – 1,936,849) were excluded from the diluted weighted average number of common shares calculation.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.
13.	Net finance expense

Recognized in earnings in the three and nine months ended September 30, 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Finance expense:
Interest and accretion expense on borrowings	$431,925	$848,369	1,459,837	2,556,527
Accretion expense on earn-out obligation and deferred consideration	15,925	10,145	32,833	123,305
Amortization of deferred financing fees	90,411	65,091	269,424	195,273
Net change in fair value of financial liabilities at fair value through earnings (note 14)	$(96,294)	181,805	$(376,087)	2,771,238
Other	—	20,000	—	50,000
Total finance expense	$441,967	$1,125,410	1,386,007	5,696,343

14.	Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, investments, trade and other payables, employee benefit obligations, short term advances, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation and contingent liability.  The fair values of these financial instruments, except the Company’s investment, notes payable balances, the earn-out obligation and the contingent liability, approximate carrying value because of their short-term nature. The earn-out obligation is recorded at fair value.  The fair value of the notes payable and bank indebtedness, which is comprised of the JP Morgan Facility, approximates carrying value as it is a floating rate instrument.  Given the Company’s recent purchase of its investment held at cost, its cost approximates fair value at September 30, 2020.

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Assets	September 30, 2020	Level 1	Level 2	Level 3
Investment	$2,016,076	$—	$—	$2,016,076
Total	$2,016,076	$—	$—	$2,016,076

Assets	December 31, 2019	Level 1	Level 2	Level 3
Investment	$—	$—	$—	$—
Total	$—	$—	$—	$—

Liabilities	September 30, 2020	Level 1	Level 2	Level 3
Earn-out obligation	$686,973	$—	$—	$686,973
Total	$686,973	$—	$—	$686,973

Liabilities	December 31, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$1,063,060	$—	$—	$1,063,060
Total	$1,063,060	$—	$—	$1,063,060

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the GAA transaction, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset.  In the year-ended December 31, 2019, the Company paid $4,795,822 as partial payment of the amount owing under its earn-out obligation; the Company expects to pay the remaining obligation of $686,193 within one year.   The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement and where payment is greater than one year from the reporting date, an appropriate discount rate.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the three and nine months ended September 30, 2020, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in a decrease of $376,087 for the nine months ended September 30, 2020 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

14.	Financial instruments (continued):

During the three and nine months ended September 30, 2020, the Company recorded accretion expense of $nil (2019 - $nil) and $nil (2019 - $nil), respectively in relation to this liability, reflecting the change in fair value of the liabilities that is attributable to credit risk.

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2020	$1,063,060
Recorded in finance expense:
Fair value adjustment	(376,087)
Balance as at September 30, 2020	$686,973

15.	Commitments and contingencies:

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

During the three and nine months ended September 30, 2020, the Company made product sales totaling $14,190 and $21,475, respectively (2019 - $14,095 and $28,095, respectively) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  The amount owed by this related party as of September 30, 2020 was $7,095 (2019 - $7,000).
17.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services. The revenues relating to geographic segments based on customer location, in United States dollars, for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Canada and other	$65,257	$51,489	$123,049	$175,747
United States	30,284,195	30,363,314	69,266,101	89,840,305
Total	$30,349,452	$30,414,803	$69,389,150	$90,016,052

17.	Segmented information (continued):

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Commercial Insurers	$22,328,411	$22,801,819	$50,502,740	$67,830,007
Federal Insurers	5,563,807	5,040,136	12,851,072	14,408,155
Physicians	2,365,549	2,448,174	5,827,537	7,330,147
Other	91,685	124,674	207,801	447,743
Total	$30,349,452	$30,414,803	$69,389,150	$90,016,052

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at September 30, 2020 and December 31, 2019:

	2020	2019
Property and equipment:
Canada	$154,264	$210,386
United States	$47,695	41,547
Total	$201,959	$251,933
Intangible assets:
Canada	$28,968	$30,478
United States	$168,296,360	163,077,715
Total	$168,325,328	$163,108,193
Total assets:
Canada	$2,415,224	$3,231,845
United States	$211,831,969	199,863,424
Total	$214,247,193	$203,095,269

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the three and nine months ended September 30, 2020 and 2019.The Company does not allocate expenses related to corporate activities. These expenses are presented within “Other” to allow for reconciliation to reported measures.

	Three months ended September 30, 2020
	Anesthesia services	Product sales	Other	Total
Revenue	$27,983,903	$2,365,549	$—	$30,349,452
Operating costs	26,963,897	1,080,861	2,219,867	30,264,625
Operating income (loss)	$1,020,006	$1,284,688	$(2,219,867)	$84,827

	Three months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$27,966,629	$2,448,174	$—	$30,414,803
Operating costs	23,774,049	1,089,316	1,838,812	26,702,177
Operating income (loss)	$4,192,580	$1,358,858	$(1,838,812)	$3,712,626

	Nine months ended September 30, 2020
	Anesthesia services	Product sales	Other	Total
Revenue	$63,561,613	$5,827,537	$—	$69,389,150
Operating costs	70,580,981	3,025,258	6,344,402	79,950,641
Operating income (loss)	$(7,019,368)	$2,802,279	$(6,344,402)	$(10,561,491)

17.	Segmented information (continued):

	Nine months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Revenue	$82,685,905	$7,330,147	$—	$90,016,052
Operating costs	69,804,891	3,441,207	4,645,347	77,891,445
Operating income (loss)	$12,881,014	$3,888,940	$(4,645,347)	$12,124,607

Additionally, the Company incurs the following in each of its operating segments:

	Three months ended September 30, 2020
	Anesthesia services	Product sales	Other	Total
Finance (income) expense	$(80,369)	$—	$522,336	$441,967
Depreciation and amortization expense	$10,736,983	$5,708	$17,706	$10,760,397

	Three months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$191,950	$—	$933,460	$1,125,410
Depreciation and amortization expense	$8,530,610	$5,383	$19,916	$8,555,909

	Nine months ended September 30, 2020
	Anesthesia services	Product sales	Other	Total
Finance (income) expense	$(343,254)	$—	$1,729,261	$1,386,007
Depreciation and amortization expense	$29,613,097	$16,749	$56,621	$29,686,467

	Nine months ended September 30, 2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$2,894,543	$—	$2,801,800	$5,696,343
Depreciation and amortization expense	$25,899,621	$19,936	$54,726	$25,974,283

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CRH is a North American company focused on providing GIs with innovative services and products for the treatment of GI diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, GAA, which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with twenty-nine additional acquisitions of GI anesthesia companies since GAA.

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

As a result of the COVID-19 pandemic, patients in the United States have cancelled or deferred non-emergent procedures or otherwise avoided medical treatment, resulting in reduced patient volumes and operating revenues and income from both our Products and Anesthesia Services businesses.  These cancellations and deferrals continued during the third quarter of 2020 and while we are currently at around 100% of our pre-COVID estimated volume, these deferrals impacted our results during the third quarter of 2020. Until the COVID-19 pandemic is controlled, the potential remains for significant declines in revenue and operating income in the future.  See “Risk Factors – Our operations and financial results have been and could be further harmed by the COVID-19 pandemic.”

Paycheck Protection Program – April 2020

On April 15, 2020, the Company received loan proceeds of $2,945,620 under the Paycheck Protection Program (“PPP”).  The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the coronavirus crisis, and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the twenty-four week period (“Covered Period”) after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for ten months after the end of the Covered Period and will accrue interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

The Company anticipates full forgiveness of the loan over the Covered Period indicated.  As the Company has accounted for the loan as a government grant related to income, the Company has recognized within other income $2,928,748 of the loan proceeds as at September 30, 2020 with the remaining proceeds included within accounts payable until further expenses are recognized.  The Company has and will recognize the grant in earnings on a systematic basis in line with the recognition of eligible expenses.

HHS Stimulus Fund – April 2020 and July/August 2020

In April 2020, the Company received $1,971,136 under the CARES Act, with subsequent funds of $177,951 receive in July and August of 2020.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19.  The funds were intended to reimburse healthcare providers for lost income attributable to COVID-19 and for healthcare related expenses.  Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income. As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the nine months ended September 30, 2020.

CMS Medicare Advancement – April 2020

In April 2020, the Company also received $1,900,584 under the Medicare Accelerate and Advanced Payment Program.  The Center for Medicare and Medicaid Services (“CMS”) offers accelerated and advance payments in a number of circumstances, including in national emergencies to accelerate cashflow to impacted healthcare providers and suppliers. During the quarter ended September 30, 2020 the CMS amended the recoupment process for these funds: under the Continuing Appropriations Act, 2021 and Other Extensions Act, repayment will now begin one year from the issuance date of each provider or supplier’s accelerated or advance payment.  After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months.  At the end of the 11-month period, recoupment will increase to 50% for another 6 months.  As a result of the recoupment process, CRH has recognized the funds received as a liability on the balance sheet, including them within Contract liability – CMS Advancement at period end, allocated between current and long-term.

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

Central Virginia Anesthesia Associates LLC (“CVAA”) – July 2020

On July 7, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Central Virginia Anesthesia Associates LLC (“CVAA”), a gastroenterology anesthesia services provider in Virginia.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $2,800,000 plus acquisition costs of $145,915.  Additionally, the Company has agreed to pay up to $2,500,000 approximately three years after the transaction date should certain EBITDA, revenue per case and employee headcount targets be met. The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $10,299,776.

Orange County Anesthesia Associates LLC (“OCAA”) – August 2020

On August 4, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 66% interest in Orange County Anesthesia Associates LLC (“OCAA”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 66% interest was $6,200,000 plus acquisition costs of $51,015.  The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $9,471,235.

Coastal Carolina Sedation Associates LLC (“CCSA”) – September 2020

On September 1, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Coastal Carolina Sedation Associates LLC (“CCSA”), a gastroenterology anesthesia services provider in North Carolina.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $1,800,000 plus acquisition costs of $50,381.  The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $3,628,197.

Western Carolina Sedation Associates LLC (“WCSA”) – October 2020

CRH’s start-up joint venture in North Carolina, called Western Carolina Anesthesia Associates LLC, began operations in October 2020.  Initially, the Company will own a 15% interest.  WCAA began operating on October 1, 2020 and provides services to a single ambulatory surgery center.

Critical Accounting Policies and Estimates

There are no changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2019, except as follows:

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

(ii)

Investments – As a result of the Company’s investment in an anesthesia revenue cycle management organization, the Company has adopted a new accounting policy in the period.  In accordance with ASC 323: Investments – Equity Method and Joint Ventures, where the Company exerts virtually no influence over an investment, the Company will account for the investment at cost, using the measurement alternative permitted under ASC 312: Investments – Equity Securities.  Equity securities without a readily determinable fair value are recorded at cost, minus impairment, if any.

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

SELECTED US GAAP FINANCIAL INFORMATION

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Anesthesia services revenue	$27,983,903	$27,966,629	0%	$63,561,613	$82,685,905	(23)%
Product sales revenue	$2,365,549	$2,448,174	(3)%	$5,827,537	$7,330,147	(20)%
Total revenue	30,349,452	30,414,803	(0)%	69,389,150	90,016,052	(23)%
Total operating expenses, including:	30,264,625	26,702,177	13%	79,950,641	77,891,445	3%
Depreciation and amortization expense	10,760,397	8,555,909	26%	29,686,467	25,974,283	14%
Stock based compensation expense	652,967	706,479	(8)%	1,900,960	280,348	578%
Operating income (loss)	84,827	3,712,626	(98)%	(10,561,491)	12,124,607	(187)%
Operating margin	0.3%	12.2%		(15.2)%	13.5%
(Gain) Loss from equity investment	—	(77,278)	(100)%	37,839	(416,584)	(109)%
Net finance expense	441,967	1,125,410	(61)%	1,386,007	5,696,343	(76)%
Other income	(289,669)	—	NA	(5,146,488)	—	NA
Tax expense (recovery)	(376,237)	565,165	(167)%	(1,584,165)	736,052	(315)%
Net and comprehensive income (loss)	$308,766	$2,099,329	(85)%	$(5,254,684)	$6,108,796	(186)%
Attributable to:
Shareholders of the Company	$(337,954)	$982,368	(134)%	$(5,324,264)	$2,552,084	(309)%
Non-controlling interest[1]	$646,720	$1,116,961	(42)%	$69,580	$3,556,712	(98)%
Net cash provided by operating activities	$7,816,677	$10,711,163	(27)%	$24,795,713	$32,669,879	(24)%
Distributions to non-controlling interest	(3,952,150)	(3,615,819)	9%	(8,688,260)	(11,804,480)	(26)%
Net cash provided by operating activities less distributions to non-controlling interest	$3,864,527	$7,095,344	(46)%	$16,107,453	$20,865,399	(23)%
Earnings (loss) per share attributable to shareholders:
Basic	$(0.005)	$0.014		$(0.074)	$0.036
Diluted	$(0.005)	$0.013		$(0.074)	$0.035

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Total Adjusted operating expenses	$18,794,423	$17,356,762	8%	$48,211,298	$50,582,441	(5)%
Adjusted operating EBITDA – non - controlling interest[2]	3,877,120	3,666,296	6%	8,803,942	11,615,128	(24)%
Adjusted operating EBITDA - shareholders of the Company	7,967,578	9,391,746	(15)%	17,520,398	27,818,484	(37)%
Adjusted operating EBITDA - total	$11,844,698	$13,058,042	(9)%	$26,324,340	$39,433,612	(33)%
Adjusted operating EBITDA margin	39.0%	42.9%		37.9%	43.8%

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
[2] Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the three and nine months ended September 30, 2020 and 2019

Revenues for the three months ended September 30, 2020 were $30,349,452 compared to $30,414,803 for the three months ended September 30, 2019. The 0.2% decrease is mainly attributable to case volume declines with sites continuing to resume activities from previous closures as a result of COVID-19, offset by acquisition activities in the period.  Product sales revenue declined due to reduced activity levels as a result of COVID-19.

Revenues from anesthesia services for the three months ended September 30, 2020 were $27,983,903 compared to $27,966,629 for the three months ended September 30, 2019. While the Company saw some increases as a result of the Company’s anesthesia acquisitions completed in 2019 and 2020; this favorable revenue activity was offset by case volume declines as a result of the continued impact of COVID-19 closures during the quarter.  While total anesthesia revenue was consistent, quarter over quarter, there were a number of different factors driving revenue in the quarter, as follows:

•	growth through acquisitions completed in 2019 and 2020 contributed $3.8 million to revenue when comparing the two periods;
•

after excluding case growth from acquisitions, above, cases declined by 8.6% from cases reported in the third quarter of 2019, equivalent to $2.4 million in revenue.  The decline in case growth is related to the continued impact of COVID-19 during the quarter;

•	as a result of our rate strategy, we’ve seen favorable rate variances resulting in an approximately $0.4 million increase when compared to 2019;
•

included within the third quarter of 2020 revenue is a negative prior period revenue adjustment of approximately $0.8 million.  In contrast, in the third quarter of 2019 we recognized a positive $0.8 million prior period revenue adjustment based on actual recoveries compared to our estimates; and

•	revenue related to services provided to non-owned anesthesia entities decreased by $0.1 million.

Revenues from anesthesia services for the nine months ended September 30, 2020 were $63,561,613 compared to $82,685,905 for the nine months ended September 30, 2019. While the Company saw some increases as a result of the Company’s anesthesia acquisitions completed in 2019 and 2020; COVID-19 was the primary driver of the decline in revenues period over period, with most of the impact of COVID-19 occurring in the second quarter of 2020.  The overall $19.1 million decrease in revenue compared to the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 and 2020 contributed $8.1 million to revenue when comparing the two periods;
•

after excluding case growth from acquisitions, above, cases declined by 27.4% from cases reported in the first nine months of 2019, equivalent to $21.2 million in revenue.  The decline in case growth is related to temporary closures of anesthesia service centers and decreased case volumes where we provide our services.  Many locations started closures as early as mid-March due to the COVID-19 pandemic, with many subsequently resuming services in May and June 2020 and early in the third quarter of 2020;

•

changes in non-contracted payor reimbursement strategies and payor mix, primarily related to entities acquired prior to 2019, decreased 2020 revenue by approximately $2.3 million when compared to 2019;

•

included within the first nine months of 2020 revenue is a negative prior period revenue adjustment of approximately $1.1 million.  In contrast, in the first nine months of 2019 we recognized a positive $2.4 million prior period revenue adjustment based on actual recoveries compared to our estimates; and

•	revenue related to services provided to non-owned anesthesia entities decreased by $0.2 million.

In the quarter ended September 30, 2020, the anesthesia services segment serviced 94,052 patient cases compared to 88,733 patient cases during the quarter ended September 30, 2019, inclusive of cases from acquisitions completed in 2020. For 2019 periods presented, patient cases exclude any patient cases serviced by TSA, an equity held investment as of September 30, 2019.  In the nine months ended September 30, 2020, the anesthesia services segment serviced 214,963 patient cases compared to 250,890 patient cases during the nine months ended September 30, 2019.

The tables below summarize our payor mix as a percentage of all patient cases for the three and nine months ended September 30, 2020 and 2019.

	Three months ended			Nine months ended
Payor	September 30, 2020	September 30, 2019	Change	September 30, 2020	September 30, 2019	Change
Commercial	56.9%	57.8%	(1.5)%	56.2%	57.8%	(2.8)%
Federal	43.1%	42.2%	2.1%	43.8%	42.2%	3.8%
Total	100.0%	100.0%		100.0%	100.0%

The payor mix for the three and nine months ended September 30, 2020 includes acquisitions completed during 2019 and 2020 and as a result is not directly comparable to the three and nine months ended September 30, 2019. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three and nine months ended September 30, 2020 and 2019, but exclude patient cases related to acquisitions completed in 2019 and 2020 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Nine months ended
Payor	September 30, 2020	September 30, 2019	Change	September 30, 2020	September 30, 2019	Change
Commercial	58.8%	58.7%	0.2%	58.1%	58.4%	(0.5)%
Federal	41.2%	41.3%	(0.2)%	41.9%	41.6%	0.7%
Total	100.0%	100.0%		100.0%	100.0%

Revenues from product sales for the three months ended September 30, 2020 were $2,365,549 compared to $2,448,174 for the comparable period in 2019. Product sales volume continued to be impacted by the effect of COVID-19 in the period. As of September 30, 2020, the Company has trained 3,228 physicians to use the O’Regan System, representing 1,244 clinical practices. This compares to 3,099 physicians trained, representing 1,177 clinical practices, as of September 30, 2019.

Total operating expenses

Total operating expense for the three months ended September 30, 2020 was $30,264,625 compared to $26,702,177 for the three months ended September 30, 2019. The increase in operating expenses is in part driven by the increase in case volumes associated with our acquisitions completed in the last quarter of 2019 and in 2020.  While non-acquisition driven anesthesia cases and revenue declined due to COVID-19, payroll expenses, which are generally fixed, respond more slowly to changes in volume.  As a result of COVID-19, CRH engaged in workforce reductions primarily occurring within the Company’s contracted workforce.  Wherever possible, the Company worked to retain its employee workforce.  As a result, total operating expenses, excluding expenses relating to acquisitions completed in Q4 2019 and 2020, did not decline in line with revenues.  Government assistance received to encourage this retention of employee workforce has been recognized in other income totaling $289,669 in the period.  In addition to additional expenses arising from new entities acquired, amortization expense and stock-based compensation expense increased compared to the third quarter of 2019 – see below.  Total operating expense for the nine months ended September 30, 2020 was $79,950,641 compared to $77,891,445 for the nine months ended September 30, 2019.

Amortization expense for the three months ended September 30, 2020 increased by 26% from 2019. This is a result of the incremental amortization expense related to asset acquisitions completed in 2019 and 2020 and the related intangible assets that were acquired.  Amortization expense for the nine months ended September 30, 2020 similarly increased by 14% from the comparable period in 2019.

Stock-based compensation expense for the three months ended September 30, 2020 decreased slightly compared to 2019.  In contrast, stock-based compensation expense for the nine months ended September 30, 2020 increased by $1,620,612 when compared to the first nine months of 2019.  This increase is a result of forfeiture expenses in the second quarter of 2019 relating to the departure of the Company’s previous CEO.

Total adjusted operating expenses – Non-GAAP1

For the three months ended September 30, 2020, total adjusted operating expenses were $18,794,423 compared to $17,356,762 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, total adjusted operating expenses were $48,211,298 compared to $50,582,441 for the nine months ended September 30, 2019.  In general, increases seen in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business as a result of recent acquisitions as well as within our corporate segment.

Anesthesia services adjusted operating expenses for the three months ended September 30, 2020 were $16,022,431, compared to $15,035,726 for the three months ended September 30, 2019. Anesthesia services adjusted operating expenses for the nine months ended September 30, 2020 were $40,532,964, compared to $43,423,209 for the nine months ended September 30, 2019. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. With the Company completing acquisitions in both 2019 and 2020, the third quarter of 2020 is not directly comparable.  Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, primarily increase or decrease as a result of the Company’s acquisition strategy or as a result of other than temporary case volume reductions.  For the nine months ended September 30, 2020, as noted above, beginning April 2020, the Company was able to reduce its contracted workforce for anesthesia case volume declines and therefore reduce its operating expenses; this most significantly impacted the second quarter of 2020 where case volumes saw significant declines as a result of COVID-19.  Additionally, the Company’s billing related expenses declined as a result of case volume declines as billing related expenses are based on a percentage revenue.  Other ancillary expenses such as travel and entertainment were also curtailed, contributing to the overall decline in Anesthesia services adjusted operating expenses when comparing year to date 2020 to the comparable period in 2019.  These costs were affected to a lesser extent in the third quarter of 2020, with case volumes resuming normal activity levels by the end of the quarter.
Total adjusted operating expenses per case1 for the anesthesia segment were $170 per case for the three months ended September 30, 2020 and is comparable to the $169 per case seen in the third quarter of 2019.  Total adjusted operating expenses per case1 for the anesthesia segment were $189 per case for the nine months ended September 30, 2020 compared to the $173 seen in the nine months ended September 30, 2019. This case rate is higher than that experienced in 2019 due to the lower year to date case volumes in 2020.  While the Company was able to respond to lower case volumes with contracted workforce reductions, the Company also retained as many of its employees as possible.  Government stimulus meant to encourage employee workforce retention has been recognized in other income and therefore has not been applied against the costs of retention efforts embedded within adjusted operating expenses.

Product sales adjusted operating expenses for the three months ended September 30, 2020 were $979,684 compared to $1,002,070 for the three months ended September 30, 2019. In general, expenses have returned to pre-COVID levels as a result of the recovery of product sales activity. Product sales adjusted operating expenses for the nine months ended September 30, 2020 were $2,732,801 compared to $3,185,768 for the nine months ended September 30, 2019.

Corporate adjusted operating expenses for the three months ended September 30, 2020 were $1,792,308 compared to $1,318,966 for the three months ended September 30, 2019. Corporate expenses have increased when compared to 2019 as a result of increases in corporate and other professional fees.  In general, the increases seen in corporate and professional fees are reflective of the increasing complexity of our business which is also increasing our compliance costs. Corporate adjusted operating expenses for the nine months ended September 30, 2020 were $4,945,533 compared to $3,973,464 for the nine months ended September 30, 2019.

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Operating Income (Loss)

Operating income for the three months ended September 30, 2020 was $84,827 compared to operating income of $3,712,626 for the same period in 2019. Operating loss for the nine months ended September 30, 2020 was $10,561,491 compared to operating income of $12,124,607 for the same period in 2019. The following schedule reconciles the changes in operating income between periods:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating income – comparable period 2019	$3,712,626	$12,124,607
Decrease in period revenues	(65,351)	(20,626,903)
(Increase) decrease in period adjusted operating expenses[1]	(1,437,659)	2,371,149
Increase in period amortization and depreciation expense	(2,204,487)	(3,712,183)
(Increase) decrease in period stock based compensation expense	53,512	(1,620,612)
Decrease in other non-recurring expenses	—	930,917
Inventory write-down in the period	—	(64,911)
Decrease in period acquisition expenses	26,186	36,445
Operating income (loss) - 2020	$84,827	$(10,561,491)

Changes in the Company’s revenues and adjusted operating expenses3 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

The primary driver of the decline in operating income is the reduction in anesthesia non-acquisition related case volume in the quarter.  While total anesthesia revenue is consistent with the previous quarter, this is largely due to positive variances arising from acquisition activity offsetting reductions in revenue related to case volumes and prior period estimate adjustments.  Contributing to the decrease in operating income for the three months ended September 30, 2020 are incremental amortization costs relating to acquired professional services agreements in 2019 and 2020.  For the nine months ended September 30, 2020, the primary driver of the decline in operating income is the reduction in anesthesia and product revenues in the period, with the majority of the reduction directly correlated with COVID-10 and its impact on the Company’s anesthesia case and product sales volumes.  With many expenses being slow to respond to changes in volume due to their fixed nature, any change in revenue, specifically case volume, directly impacts operating income until the Company is able to respond via workforce reductions.  Contributing to the decrease in operating income for the nine months ended September 30, 2020 are incremental amortization costs, similar to the quarter, as well as increases seen in stock-based compensation expense.

Anesthesia operating income for the three months ended September 30, 2020 was $1,020,006, compared to income of $4,192,580 for the same period in 2019. Anesthesia operating loss for the nine months ended September 30, 2020 was $7,019,368, compared to income of $12,881,014 for the same period in 2019.  The decrease in the quarter and in the nine month period is primarily reflective of the decrease in adjusted operating EBITDA1 in the quarter (calculated above as revenues less adjusted operating expenses), in conjunction with an incremental increase in amortization expense in the quarter of $2,206,843 when comparing the third quarter of 2020 to the third quarter of 2019. As above, for the three months ended September 30, 2020, the reduction in adjusted operating EBITDA1 is largely a reflection of anesthesia volume declines for established entities as a result of COVID-19.  For the nine months ended September 30, 2020, the reduction in adjusted operating EBITDA1 is largely a reflection of the declines in anesthesia revenue, the majority of which is related to COVID-19, offset by measures taken to reduce contracted workforce expenses.

Product operating income for the three months ended September 30, 2020 was $1,284,688, a decrease of $74,170 from the same period in 2019. The slight decline in operating income is a reflection of the impact of the effect on COVID-19 on product sales volume in the period.  Product operating income for the nine months ended September 30, 2020 was $2,802,279, a decrease of $1,086,661 from the same period in 2019. The decline in operating income is primarily driven by the decline in revenues in the period as a result of COVID-19 and its impact on sales in the year to date period.

[1] See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended September 30, 2020 was $7,967,578, a decrease of $1,424,168 when compared to the three months ended September 30, 2019. The decrease in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the overall net decline in revenue (described within the revenue section, but, in effect, attributable to COVID-19).  Adjusted operating EBITDA attributable to shareholders of the Company for the nine months ended September 30, 2020 was $17,520,398, a decrease of $10,298,086 when compared to the nine months ended September 30, 2019.  The decrease in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the overall net decline in revenue (described within the revenue section, but, in effect, attributable to COVID-19) offset by reductions in adjusted operating expenses. While revenue declined due to case volume decreases due to COVID-19, the Company took measures to reduce operating expenses, primarily payroll related, beginning early April 2020.  With the majority of its anesthesia locations open and resuming operations in May and June 2020, the Company’s provider staffing expenses resumed.  Note that for the purposes of calculating adjusted operating EBITDA, other income of $3,945,214 arising from the receipt of government assistance has been included for the nine months ended September 30, 2020 (three months ended September 30, 2020: $248,402).  It is management’s opinion that this most accurately reflects the financial performance of the Company as the Company may have incurred further workforce reductions to offset reduced revenue volume were it not for the receipt of these incentives.

Adjusted operating EBITDA attributable to non-controlling interest was $3,877,120 for the three months ended September 30, 2020, compared to $3,666,296 for the three months ended September 30, 2019. Note that for comparative purposes, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders. Adjusted operating EBITDA attributable to non-controlling interest was $8,803,942 for the nine months ended September 30, 2020, compared to $11,615,128 for the nine months ended September 30, 2019. Other income of $1,201,274 arising from the receipt of government assistance has been included in the calculation of adjusted operating EBITDA attributable to non-controlling interest for the nine months ended September 30, 2020 (three months ended September 30, 2020: $41,267).

Total adjusted operating EBITDA was $11,844,698 for the three months ended September 30, 2020, a decrease of 9% from the same period in 2019. Total adjusted operating EBITDA was $26,324,340 for the nine months ended September 30, 2020, a decrease of 33% from the same period in 2019.

Net finance expense

As a result of the Company’s debt facilities and long-term finance obligations, including its earn-out obligations, the Company has recorded a net finance expense of $441,967 and $1,386,007 for the three and nine months ended September 30, 2020, respectively, compared to net finance expense of $1,125,410 and $5,696,343 for the three and nine months ended September 30, 2019, respectively. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments. Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Finance expense:
Interest and accretion expense on borrowings	$431,925	$848,369	$1,459,837	$2,556,527
Accretion expense on earn-out obligation and deferred consideration	15,925	10,145	32,833	123,305
Amortization of deferred financing fees	90,411	65,091	269,424	195,273
Net change in fair value of financial liabilities at fair value through earnings	(96,294)	181,805	(376,087)	2,771,238
Other	—	20,000	—	50,000
Total finance expense	$441,967	$1,125,410	$1,386,007	$5,696,343

[1] See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

During the three and nine months ended September 30, 2020, the Company recognized a fair value adjustment (recovery) of $96,294 and $376,087, respectively, in respect of its earn-out obligation compared to a fair value adjustment (expense) of $181,805 and $2,771,238 for the three and nine months ended September 30, 2019, respectively. The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in cash flow estimates, which were driven by revenue collection rates per unit during the earn-out period.

Cash interest paid in the three months ended September 30, 2020 was $479,023 compared to $772,680 cash interest paid in the comparable period of 2019. Cash interest paid in the nine months ended September 30, 2020 was $1,547,068 compared to $2,532,084 cash interest paid in the comparable period of 2019. The decrease in cash interest paid is reflective of the lower LIBOR rates in 2020 as well as the credit spread on the Company’s current JP Morgan Facility being lower than its previous Scotia Facility.  As at September 30, 2020, the Company owed $75,848,120 under its JP Morgan Facility as compared to $69,341,370 owed at December 31, 2019.

(Gain) Loss from Equity Investment

Equity income was derived from the Company’s 15% equity interest in Triad Sedation Associates LLC (“TSA”). TSA began operating in February 2019 and was the result of an agreement between CRH and Digestive Health Specialists (“DHS”), located in North Carolina, whereby CRH assisted DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH was a 15% equity owner in the anesthesia business and received compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH had the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, which it exercised in November 2019.  Upon exercise of the option, CRH obtained control of TSA and TSA was therefore consolidated 100% within the results of CRH from the date control was acquired.  As a result, TSA is not an equity investment as at September 30, 2020, thus causing the decline in equity income when comparing the third quarter of 2020 to the third quarter of 2019 and when comparing the year to date periods.

Income tax expense (recovery)

For the three and nine months ended September 30, 2020, the Company recorded an income tax recovery of $376,237 and $1,584,165, respectively compared to income tax expense of $565,165 and $736,052 for the three and nine months ended September 30, 2019. Income tax expense relates only to income attributable to the Company’s shareholders and the income tax recovery in the period is driven by the Company’s net loss before tax, which in turn is driven by the impact COVID-19 has had on the Company’s operating results.

Net and comprehensive (loss) income

For the three months ended September 30, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $337,954 compared to a net and comprehensive income attributable to shareholders of $982,368 for the three months ended September 30, 2019. The change from income to a loss quarter over quarter is largely a reflection of the decrease in adjusted operating EBITDA attributable to shareholders which is largely driven by the impact of COVID-19 on anesthesia case volumes in the quarter.  For the nine months ended September 30, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $5,324,264 compared to a net and comprehensive income attributable to shareholders of $2,552,084 for the nine months ended September 30, 2019.

Net and comprehensive income attributable to non-controlling interest was $646,720 for the three months ended September 30, 2020 compared to net and comprehensive income attributable to non-controlling interest of $1,116,961 for the three months ended September 30, 2019.  Consistent with the loss attributable to shareholders, the net and comprehensive income attributable to non-controlling interest in the period is a result of the impact COVID-19 has had on the Company’s operating results in the quarter.  Additionally, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders.  Net and comprehensive income attributable to non-controlling interest was $69,580 for the nine months ended September 30, 2020 compared to the net and comprehensive income attributable to non-controlling interest of $3,556,712 for the nine months ended September 30, 2019.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2020				2019
(USD in thousands)	YTD	Q3 '20	Q2 ‘20	Q1 ‘20	YTD	Q3 '19	Q2 ‘19	Q1 ‘19
Net and comprehensive income (loss)	(5,254)	309	(3,428)	(2,135)	6,109	2,099	2,619	1,391
Net finance expense	1,386	442	447	497	5,696	1,125	2,179	2,392
(Gain) loss on equity investment	38	—	22	16	(416)	(77)	(214)	(125)
Income tax expense (recovery)	(1,584)	(376)	(234)	(974)	736	565	4	167
Other income - government assistance	(5,147)	(290)	(4,857)	—	—	—	—	—
Operating income (loss)	(10,561)	85	(8,049)	(2,597)	12,125	3,713	4,587	3,825
Amortization expense	29,604	10,735	9,489	9,380	25,892	8,528	8,723	8,641
Depreciation and related expense	83	26	28	29	82	28	27	27
Stock based compensation	1,901	653	595	653	280	706	(990)	564
Acquisition expenses[1]	87	57	12	18	123	83	20	20
Inventory write-downs	65	—	—	65	—	—	—	—
Other non-recurring items[2]	—	—	—	—	931	—	931	—
Other income - government assistance	5,147	290	4,857	—	—	—	—	—
Total adjusted operating EBITDA	26,324	11,845	6,932	7,547	39,433	13,058	13,298	13,077
Adjusted operating EBITDA attributable to:
Shareholders of the Company	17,520	7,968	4,681	4,871	27,819	9,392	9,661	8,766
Non-controlling interest	8,804	3,877	2,251	2,676	11,615	3,666	3,638	4,311

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted Operating EBITDA Margin

	2020				2019
(USD in thousands)	YTD	Q3 '20	Q2 ‘20	Q1 ‘20	YTD	Q3 '19	Q2 ‘19	Q1 ‘19
Revenue	69,389	30,349	13,585	25,455	90,016	30,415	30,482	29,119
Operating income (loss)	(10,561)	85	(8,049)	(2,597)	12,125	3,713	4,587	3,825
Operating margin	(15.2%)	0.3%	(59.3%)	(10.2%)	13.5%	12.2%	15.0%	13.1%
Amortization expense	42.7%	35.3%	69.9%	36.8%	28.8%	28.0%	28.6%	29.7%
Depreciation and related expense	0.1%	0.1%	0.2%	0.1%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	2.7%	2.2%	4.4%	2.6%	0.3%	2.3%	(3.2)%	1.9%
Acquisition expenses[1]	0.1%	0.1%	0.1%	0.1%	0.1%	0.3%	0.1%	0.1%
Inventory write-downs	0.1%	0.0%	(—)%	0.3%	(—)%	(—)%	(—)%	(—)%
Other non-recurring items[2]	(—)%	(—)%	(—)%	(—)%	1.0%	(—)%	3.1%	(—)%
Other income - government assistance	7.4%	1.0%	35.8%	(—)%	(—)%	(—)%	(—)%	(—)%
Total adjusted operating EBITDA margin	37.9%	39.0%	51.0%	29.7%	43.8%	42.9%	43.6%	44.9%

1 Acquisition expenses relating to incomplete acquisitions

2 Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted operating expenses

	2020				2019
(USD in thousands)	YTD	Q3 '20	Q2 ‘20	Q1 ‘20	YTD	Q3 '19	Q2 ‘19	Q1 ‘19
Anesthesia services expense	70,581	26,964	18,988	24,629	69,804	23,774	23,471	22,559
Amortization expense	(29,602)	(10,734)	(9,489)	(9,379)	(25,890)	(8,527)	(8,722)	(8,641)
Depreciation and related expense	(11)	(3)	(4)	(4)	(9)	(3)	(3)	(3)
Stock based compensation	(349)	(148)	(67)	(134)	(359)	(125)	(117)	(117)
Acquisition expenses[1]	(87)	(57)	(12)	(18)	(123)	(83)	(20)	(20)
Anesthesia services – adjusted operating expense	40,532	16,022	9,416	15,094	43,424	15,036	14,609	13,779
Product sales expense	3,025	1,081	753	1,191	3,440	1,089	1,217	1,134
Amortization expense	(1)	(1)	—	—	(2)	(1)	(1)	—
Depreciation and related expense	(15)	(5)	(5)	(5)	(19)	(5)	(5)	(9)
Stock based compensation	(210)	(95)	(51)	(64)	(236)	(82)	(81)	(73)
Inventory write-downs	(65)	—	—	(65)	—	—	—	—
Product sales - adjusted operating expense	2,733	980	696	1,057	3,186	1,002	1,131	1,053
Corporate expense	6,345	2,220	1,894	2,231	4,645	1,839	1,206	1,600
Amortization expense	—	—	—	—	—	—	—	—
Depreciation and related expense	(57)	(18)	(19)	(20)	(55)	(20)	(20)	(15)
Stock based compensation	(1,343)	(410)	(478)	(455)	313	(500)	1,188	(375)
Other non-recurring items[2]	—	—	—	—	(931)	—	(931)	—
Corporate - adjusted operating expenses	4,945	1,792	1,397	1,756	3,974	1,319	1,444	1,211
Total operating expense	79,951	30,265	21,634	28,052	77,891	26,702	25,895	25,294
Total adjusted operating expense	48,211	18,794	11,510	17,907	50,583	17,357	17,184	16,042

1 Acquisition expenses relating to incomplete acquisitions

Adjusted operating expense per cASE – Anesthesia segment

	2020				2019
(USD in thousands, except case and per case amounts)	YTD	Q3 '20	Q2 ‘20	Q1 ‘20	YTD	Q3 '19	Q2 ‘19	Q1 ‘19
Anesthesia services – adjusted operating expense	40,532	16,022	9,416	15,094	43,424	15,036	14,609	13,779
Anesthesia cases serviced	214,963	94,052	42,918	77,993	250,890	88,733	84,656	77,501
Total adjusted operating expense per case - Anesthesia segment	189	170	219	194	173	169	173	178

Liquidity and Capital Resources

At September 30, 2020, the Company had $5,099,498 in cash and cash equivalents compared to $6,568,716 at the end of 2019. The decrease in cash and equivalents is primarily a reflection of cash generated from operations offset by cash utilized for acquisitions in 2020 and cash used to pay down the Company’s credit facility with JP Morgan.

Working capital was $18,241,050 at September 30, 2020 compared to working capital of $18,677,498 at December 31, 2019. The Company expects to meet its short-term obligations, including short-term obligations in respect of its earn-out obligations and deferred consideration through cash earned through operating activities in conjunction with monies available under its credit facility.

The average number of days receivables outstanding at September 30, 2020 was 60 days.  While still higher than the days receivable outstanding at December 31, 2019 (54 days), it is a marked improvement from the days receivable outstanding of 117 days at June 30, 2020. The days receivable outstanding at June 30, 2020 was considered to be a temporary increase due to the impact COVID-19 had on our anesthesia case volume and the timing of cash receipts.  The Company continues to monitor this measure on an ongoing basis.

Cash provided by operating activities for the three months ended September 30, 2020 was $7,816,677 compared to $10,711,163 in the same period in fiscal 2019. Cash provided by operating activities less distributions to non-controlling interest was $3,864,527 for the three months ended September 30, 2020 and $7,095,344 for the same period in 2019. Cash used in investing activities for the three months ended September 30, 2020 was $12,995,448 as compared to cash provided by investing activities of $2,318,000 for the comparable period in 2019.  Cash provided by financing activities was $5,039,073 for the three months ended September 30, 2020 compared to cash used in financing activities of $10,376,269 for the three months ended September 30, 2019.

Cash provided by operating activities for the nine months ended September 30, 2020 was $24,795,713 compared to $32,669,879 in the same period in fiscal 2019. Cash provided by operating activities less distributions to non-controlling interest was $16,107,453 for the nine months ended September 30, 2020 and $20,865,399 for the same period in 2019. Cash used in investing activities for the nine months ended September 30, 2020 was $21,537,585 as compared to $4,792,158 for the comparable period in 2019.  Cash used in financing activities was $4,727,879 for the nine months ended September 30, 2020 compared to $32,611,017 for the nine months ended September 30, 2019.

For the three and nine months ended September 30, 2019, the statements of cash flows were adjusted to reclassify Acquisition of equity interest from non-controlling interest from investing activities to financing activities given that the transaction is among owners.  As a result, net cash flows from investing activities and financing activities are presented as follows:

	As previously presented		Adjustment		As currently presented
	Three months ended September 30, 2019	Nine months ended September 30, 2019	Three months ended September 30, 2019	Nine months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash flows from financing activities	$(3,357,611)	$(23,177,008)	$(7,018,658)	$(9,434,009)	$(10,376,269)	$(32,611,017)
Cash flows from investing activities	$(4,700,658)	$(14,226,167)	$7,018,658	$9,434,009	$2,318,000	$(4,792,158)

After taking into consideration similar fourth quarter adjustments, there will be a reclassification of $9,924,381 from investing activities to financing cash flows for the year ended December 31, 2019.

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of September 30, 2020, the Company has raised approximately $51 million from the sale and issuance of equity securities and, most recently, the Company entered into a syndicated debt facility with JP Morgan Chase Bank, increasing its facility to $200 million on October 22, 2019. As at September 30, 2020, the Company owed $75.8 million under the facility. The terms of the Company’s facility as of September 30, 2020 are described below.

JP Morgan Chase Facility (“JP Morgan Facility”)

On October 22, 2019, the Company entered into a three year revolving credit line which provides up to $200 million in borrowing capacity. The JP Morgan Facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million. Interest on the JP Morgan Facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s total leverage ratio. The JP Morgan Facility is secured by the assets of the Company and matures on October 22, 2022. Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the previous Scotia Facility were retained and are amortized over the term of the new facility. The Company incurred deferred financing fees of $839,893 in connection with this facility in the year ended December 31, 2019 and incurred additional deferred fees of $125,000 in the quarter ended September 30, 2020 when it further amended its facility on September 18, 2020.  This amendment, in conjunction with a previous amendment dated August 13, 2020, allows for the Company to engage in investments where less than 51% equity ownership is held and also amended the Company’s Total Leverage Ratio to not greater than 3.50:1.00 until the quarter ended June 30, 2021. Should the Company’s PPP loan be forgiven prior to June 30, 2021, the ratio is amended downward to 3.25:1.00.  After June 2021, the Total Leverage Ratio will revert back to 3.00:1.00.  The remaining unamortized fees relating to the JP Morgan Facility and the deferred financing fees under the previous Scotia facility, as of September 30, 2020 were $850,915.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements. As at September 30, 2020, the Company had drawn $75,848,120 on the JP Morgan Facility (2019 - $69,341,370).   As at September 30, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

As at September 30, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.50:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company’s Total Leverage ratio is calculated as the ratio of the Company’s total indebtedness at the end of the period to EBITDA for the Company’s previous four consecutive quarters.

The Company is in compliance with all covenants as at September 30, 2020.

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

There were no significant changes in the Company’s contractual commitments compared with those set forth in the Company’s Annual Report Form 10-K for the year ended December 31, 2019, except as it relates to contingent consideration payable.  See Note 4 to our condensed consolidated interim financial statements included in Part 1, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Outstanding Share Data

As at September 30, 2020, there were 71,461,684 common shares issued and outstanding for a total of $56,268,562 in share capital.

As at September 30, 2020, there were 979,687 options outstanding at a weighted-average exercise price of $1.62 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $0.97 per share. As at September 30, 2020, there were 3,134,375 share units (“SUs”) issued and outstanding.

As at November 11, 2020, there were 71,409,684 common shares issued and outstanding, excluding shares held as treasury, for a total of $56,228,846 in share capital.

As at November 11, 2020, there were 979,687 options outstanding at a weighted-average exercise price of $1.65 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $0.98 per share. As at November 11, 2020, there were 3,134,375 share units (“SUs”) issued and outstanding.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We are required to disclose changes made to our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. As of December 31, 2020, we will no longer qualify as an emerging growth company. As a result, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting, pursuant to Section 404(b). Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption or similar failures by our partners and third-party service providers could significantly disrupt our operations and adversely affect our business and operating results.

We and certain of our third-party service providers rely extensively on information technology systems and telephone networks and systems, including the Internet and various cloud platforms, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we, our partners, and our third-party service providers have taken to protect and prevent breakdowns in our information technology and telephone systems, if our systems or our service providers’ systems suffer severe damage, cyber-attacks, security breaches, disruptions or shutdowns that are unable to be effectively resolved in a timely manner, our business and operating results may suffer.

For example, in October 2020 we were notified of a ransomware attack that compromised the servers of the third-party service provider we rely on to support billing activities for our Anesthesia business. Upon its detection of the security incident, the service provider took remedial steps to restore its network and resume operations, and retained a forensic cybersecurity firm to conduct an investigation of the security incident. The security incident resulted in a minor delay in the processing of billing and other financial information related to our Anesthesia business. The investigation relating to the security incident has not been completed and although to date there are no known unauthorized disclosures of patient health information related to the incident, to the extent any such unauthorized disclosures are discovered, they may have an adverse impact on our business and we may be required to notify any affected individuals pursuant to HIPAA.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we have taken advantage of certain exemptions from various reporting and compliance requirements that apply to other public companies that are not “emerging growth companies” or “smaller reporting companies.” These exemptions include, but are not limited to, the following:

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

Effective December 31, 2020, we will no longer be an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies and the exemption from the auditor attestation report requirement under Section 404(b) of the Sarbanes-Oxley Act will no longer apply.  Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented have increased, and will continue to increase, our expenses and require significant management time.  Investors may find our common shares less attractive because of the additional compliance costs.  If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

CRH MEDICAL CORPORATION

By:	/s/ Tushar Ramani, MD
Name:	Tushar Ramani, MD
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	November 12, 2020

By:	/s/ Richard Bear
Name:	Richard Bear
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 12, 2020