Form 10-K
period 2020-12-31
CRH Medical Corp
filed 2021-03-16
CIK 1461119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐		Smaller reporting company	☒

Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE American was approximately $145.0 million.

The number of outstanding common shares of the registrant, no par value, as of March 12, 2021 was 71,620,447.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CRH MEDICAL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “predict,” “potential,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•	Statements relating to the proposed transaction between us and WELL Health Technologies Corp. (“WELL Health” or “WELL”);
•	Our ability to predict developments in payment rates and government regulation and manage our operations accordingly;
•	Our plans to successfully identify and complete corporate transactions and our other commercialization strategies;
•	The size of our addressable markets and our profitability;
•	The perceived merit of the CRH O’Regan System and our anesthesiology operations; and
•	Our ability to maintain or increase procedure volumes at our existing Ambulatory Surgery Centers (“ASCs”).

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

We believe there is a reasonable basis for our expectations and beliefs, but forward-looking statements are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•

We and WELL Health may not be able to consummate the proposed transaction in the time period expected or at all, and any delay in completing it could result in additional costs or other effects associated with uncertainty about the transaction, which could adversely impact the market price of our common shares;

•	The pendency of the proposed transaction between us and WELL Health could adversely affect our business and operations;
•	The proposed transaction between us and WELL Health could limit our ability to pursue alternatives to the proposed transaction;

•	Our operations and financial results could be further harmed by the COVID-19 pandemic;
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

•	Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management;
•	ASCs or other customers may terminate or choose not to renew their agreements with us;
•	If we are unable to maintain or increase anesthesia procedure volumes at our existing ASCs, the operating margins and profitability of our anesthesia segment could be adversely affected;
•	We may not be able to successfully recruit and retain qualified anesthesia service providers or other independent contractors;
•	We may be unable to enforce the non-competition and other restrictive covenants in our agreements;
•	Changes in the medical industry and the economy may affect our business;
•	A significant number of our affiliated physicians could leave our affiliated ASCs;
•	Our industry is already competitive and could become more competitive;
•	Unfavorable economic conditions could have an adverse effect on our business;
•	We may not be successful in marketing our products and services;
•	Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide;
•	Our dependence on suppliers could have a material adverse effect on our business, financial condition and results of operations;
•	We may write-off intangible assets;
•	If we are unable to manage growth, we may be unable to achieve our expansion strategy;
•	The continuing development of our products and provision of our services depends upon us maintaining strong relationships with physicians;
•	Our significant shareholders could influence our business operations, and sales of our shares by such significant shareholders could influence our share price;
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

•	We may face exposure to adverse movements in foreign currency exchange rates;
•	We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations;
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
•

We have identified material weaknesses in our internal control over financial reporting, and may in the future identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls;

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

•

We are a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors; and

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common shares.

Risks Related to the Proposed Transaction with WELL Health

•

We and WELL Health may be unable to satisfy the conditions required to complete the proposed transaction, and any delay in completing it could result in additional costs or other effects associated with uncertainty about the transaction. Failure to complete the proposed transaction could adversely impact the market price of our common shares as well as our business and operating results.

•	The pendency of the proposed transaction could adversely affect our business and operations.
•	The arrangement agreement with WELL Health limits our ability to pursue alternatives to the proposed transaction.

Risks Related to our Businesses and Strategy

•	Our operations and financial results have been and could be further harmed by the COVID-19 pandemic.
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

•	We may or may not successfully identify and complete corporate transactions on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances.
•	Our senior management has been key to our growth, and we may be adversely affected if we lose any member of our senior management.
•	ASCs or other customers may terminate or choose not to renew their agreements with us.
•	If we are unable to maintain or increase anesthesia procedure volumes at our existing ASCs, the operating margins and profitability of our anesthesia segment could be adversely affected.
•	We may not be able to successfully recruit and retain qualified anesthesia service providers or other independent contractors.
•	We may be unable to enforce the non-competition and other restrictive covenants in our agreements.
•	A significant number of our affiliated physicians could leave our affiliated ASCs.
•	Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.
•	Our dependence on suppliers could have a material adverse effect on our business, financial condition and results of operations.
•	If we are unable to manage growth, we may be unable to achieve our expansion strategy.
•	The continuing development of our products and provision of our services depends upon us maintaining strong relationships with physicians.
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

Risks Related to Government Regulation and Litigation

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

•	We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the protection, use and disclosure of patient information.

Risks Related to our Financial Position and Indebtedness

•	We may need to raise additional capital to fund future operations.
•	We are subject to various restrictive covenants and events of default under the Credit Facilities.
•	Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with increased leverage.

Risks Related to Ownership of Our Common Shares

•

We have identified material weaknesses in our internal control over financial reporting, and may in the future identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls. As a result, we may not be able to accurately report our financial results or prevent fraud, and shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

•	Our common shares may be subject to significant price and volume fluctuations.
•	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline.
•	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
•	Anti-takeover provisions could discourage a third party from making a takeover offer that could be beneficial to our shareholders.
•

We are a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

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

In 2014, CRH acquired Gastroenterology Anesthesia Associates, LLC (“GAA”), a full-service gastroenterology anesthesia company that provides anesthesia services for patients undergoing endoscopic procedures. Performing these procedures under anesthetic provides more comfort for patients and increases the operating efficiency of ASC’s. CRH has continued to leverage the capabilities it acquired through GAA to consolidate the highly fragmented gastroenterology anesthesia provider business. The Company’s goal is to establish itself as the premier provider of innovative products and essential services to GIs throughout the United States. Each of the Company’s two primary lines of business, the sale of medical products and the provision of anesthesia services, is discussed below. As of December 31, 2020, CRH has a majority ownership interest in 32 GI anesthesia practices in 13 U.S. states and services approximately 450,000 patient cases annually.

In 2020, the Company completed eight transactions. All transactions completed during 2020 have been included in the anesthesia segment of the Company. In June 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 75% interest in Lake Lanier Anesthesia Associates LLC, an anesthesia services provide in Georgia. At the same time the Company entered into a start-up joint venture pursuant to which a subsidiary of the Company owns a 51% interest in Oconee River Anesthesia Associates LLC.  Additionally, a subsidiary of the Company entered into a start-up joint venture pursuant to which this subsidiary acquired a 15% interest in Western Carolina Sedation Associates LLC.  In June 2020, this subsidiary of the Company also entered into an asset contribution and exchange agreement to acquire a 75% interest in Metro Orlando Anesthesia Associates LLC, an anesthesia services provider in Florida.  In July 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Central Virginia Anesthesia Associates LLC, an anesthesia services provider in Virginia.  In August 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Orange County Anesthesia Associates LLC, an anesthesia services provider in Florida.  In September 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Coastal Carolina Sedation Associates LLC, an anesthesia services provider in North Carolina. In addition, in December 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in FDHS Anesthesia Associates LLC, an anesthesia services provider in Florida.

On February 9, 2021, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 100% interest in Oak Tree Anesthesia Associates LLC, a gastroenterology anesthesia services provider in New Jersey.

On February 6, 2021, the Company signed a definitive arrangement agreement (the “Arrangement Agreement”) with WELL Health, pursuant to which WELL Health will acquire all of the issued and outstanding shares of CRH for US$4.00 per share (the “Acquisition” or the “Arrangement”).  The Acquisition, which is to be carried out by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia), will require the approval of: (i) two-thirds of the votes cast by shareholders of the Company; and (ii) two-thirds of the votes cast by shareholders, holders of stock options and holders of restricted share units, voting together as single class. The Company’s directors and officers, holding an aggregate of approximately 2.1% of the outstanding common shares of the Company, have each entered into voting support agreements to vote their shares in favor of the Acquisition. Completion of the Acquisition will also be subject to court and regulatory approvals and clearances, as well as other customary closing conditions. Subject to the satisfaction of such conditions, the Acquisition is expected to be completed during the second quarter of 2021.

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

What are Hemorrhoids?

Hemorrhoids are normal cushions of tissue and blood vessels in the lower rectum which normally play a role in maintaining continence. In a large number of people, these hemorrhoidal cushions undergo changes which typically lead to any number of perianal symptoms, including itching, bleeding, swelling, pain, and leakage. It is at this point when patients typically seek treatment for their hemorrhoidal disease.  Hemorrhoids are classified as either external or internal:

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

There are many presumed factors that may increase the likelihood of developing hemorrhoidal symptoms. These factors include aging, chronic constipation or diarrhea, pregnancy, hereditary issues, chronic straining during bowel movements, spending excessive time on the commode, and faulty bowel function due to overuse of laxatives or enemas. Hemorrhoid symptoms include: itching, bleeding, swelling, prolapse, leakage, and in patients with associated external hemorrhoids, lumps and pain.

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

Hemorrhoid Treatment Procedures

Rubber Band Ligation

A small rubber band is placed around a portion of the internal hemorrhoid (inside the rectum). The band is placed in an area with very few sensory nerves, and so the procedure should be painless.  The band cuts off circulation, the banded tissue sloughs within a few days, and scar tissue forms, preventing the tissue from prolapsing or causing symptoms. Rubber band ligation may be utilized for the vast majority of hemorrhoid patients.

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

Commercialization Strategies

In 2008, as a strategy to achieve rapid adoption of the CRH O’Regan System by a broader segment of the medical community, the Company began developing the capability to bring our CRH O’Regan System directly to physicians. We believe this strategy, called the “Direct-to-Physician Program,” positions the Company to increase the number of physicians who utilize its products and capture more market share while building brand awareness and value.

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

The Company is introducing the CRH O’Regan System into the curriculum of the approximately 190 academic and hospital-based Gastroenterology Fellowship Programs throughout the United States as perianal care is not traditionally a topic covered during training. The importance of including this material in the curriculum of the gastroenterologist in training is well accepted and CRH has been invited to speak to over 100 educational institutions and conferences to help in these educational efforts.

The treatment of hemorrhoids is a natural extension of the GI practice. Hemorrhoid treatment with the CRH O’Regan System expands the continuum of care and provides a fast and painless solution to patients. Since many hemorrhoid patients also require colonoscopy and other endoscopic services, adoption of the CRH O’Regan System creates additional patient and procedural revenue for the GIs’ traditional practice.  More recently, advanced practitioners, working in gastroenterology practices, are being trained in these techniques, further increasing these practices’ ability to care for the large number of symptomatic patients requiring care.

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

	CRH O’Regan System	McGiveny Ligator	Other Diposable Ligators	EZ Band	IRC	HET	Endoscopic Banding
Assistance required	No	Often	Often	No	Often	Yes	Yes
Length of procedure	Approximately 1 minute	Approximately 5 - 15 minutes	Approximately 5 - 10 minutes	Approximately 1 minute	Approximately 5 - 10 minutes	Approximately 10 - 15 minutes	Approximately 10 - 30 minutes or more

	CRH O’Regan System	McGiveny Ligator	Other Diposable Ligators	EZ Band	IRC	HET	Endoscopic Banding
Patient comfort	No Anoscope required, greater patient comfort. Obturator and anti-pinch design aids insertion and minimizes discomfort Least painful of available techniques	Anoscope and technique increase patient discomfort Much higher percentage of patients with post-banding pain using this technique.	Anoscopic technique and multiple site banding increases patient discomfort	Open-cylinder device which can lead to excess anal tissue capture or painful insertion and may entirely preclude insertion in some patients with anal spasm/fissure No obturator	Anoscope and technique increases patient discomfort	Most patients receive anesthesia because of risk of discomfort. Bowel prep generally utilized	Requires bowel preparation and sedation Highest incidence of post-banding pain
Ease of Use by Physician	Easy to learn one handed technique	2 handed techniques required, instrumentation is more difficult to utilize	2 handed technique required	One handed technique	2 handed technique required	Requires specialized anoscope and grasping devices	Requires endoscope and multiple assistance
Cleaning	Disposable	Sterilization and maintenance required.	Disposable, significantly more waste with suction tubing canisters	Disposable	Disposable sheath with underlying device requiring maintenance	Disposable	Sterilization and maintenance required
Additional Equipment/Capital Investment required	None	Up front instrument purchase Cleaning and sterilizing expense	Wall suction	Not required	Console unit to produce infrared energy and probe	Current generator, surgical instrumentation, endoscopy or surgery suite	Endoscopic facility and associated equipment
Training	On-site physician one-on-one training	None	Non physician onsite and video	Webinar	Video	Non-physician onsite and video	Training included in some fellowships
Other Support	Marketing, operational, and “24/7/365” physician-provided consultative support	None	Very limited	Limited marketing materials	Patient education at additional cost	None	None
Cost	$70	Initial cost + cost of cleaning and maintenance	$30 – 75 (includes tubing and canisters)	$55	Initial investment plus cost per treatment of ~$60	Initial investment plus a per treatment cost >$600/procedure for disposables, plus facility and anesthesia cost	$250 + cost of endoscopy, ASC, anesthesia, etc.

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

Revenue from the sale of the CRH O’Regan System was $8,484,070 and $10,078,843 for the years ended December 31, 2020 and 2019, respectively. Many healthcare plans in the United States have deductibles and other patient related costs for the treatment of hemorrhoids. As a result of these plans, and other factors, the Company may experience fluctuations in quarterly revenue.

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

As of December 31, 2020, our patent portfolio consists of 9 issued U.S. and foreign patents and 4 pending U.S. and foreign patent applications. Of these, our issued patents expire between approximately 2021 and 2034. Pursuant to an agreement dated May 8, 2001 as amended, the Company acquired the patent and all other rights to the CRH O’Regan Ligator from Dr. Patrick J. O’Regan, a former director of the Company, in exchange for common shares of the Company. The patent regarding the CRH O’Regan Ligator was registered in the name of the Company in the patent office on August 27, 2002. The CRH O’Regan System consists of the CRH O’Regan Ligator and the slotted Anoscope. The CRH O’Regan Ligator is a disposable, minimally invasive hemorrhoid banding device. The CRH O’Regan Ligator was patented in the United States by Dr. Patrick O’Regan.

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

Gastroenterology Anesthesia Services

In 2014, CRH added a full-service gastroenterology anesthesia service with the platform purchase of Gastroenterology Anesthesia Associates, LLC (“GAA”).  In all, CRH has since completed 31 anesthesia acquisitions to date. The Company provides anesthesia services for patients undergoing endoscopic procedures performed by GIs in Ambulatory Surgery Centers (“ASC’s”) in the United States. Most commonly this is propofol sedation for upper endoscopy and lower endoscopy procedures performed in ASCs. As part of each acquisition, the Company enters into a service agreement with each ASC to become the exclusive provider of anesthesia services at that location. In return, CRH undertakes to staff the facility with the appropriately trained and experienced anesthetists (“CRNAs”) and anesthesiologists. The Company receives and records revenue through fee for service arrangements with commercial and government insurance providers. The serviced GI group or ASC is not responsible for payment for the procedure.

On December 22, 2020, the Company received notice that United Digestive (“UD”) did not intend to renew its professional services agreements pursuant to which the Company provides anesthesia services to 12 of UD’s surgery centers in the Greater Atlanta, Georgia markets. The agreements are scheduled to expire on October 31, 2021. The Company acquired most of the professional services agreements upon acquisition of GAA in 2014 and at the time of acquisition estimated a useful life of 12 years.  Revenue earned under these agreements represents a significant portion of the Company’s revenue; in 2020 GAA revenue represented approximately 17% of total anesthesia revenue earned.

The Company currently provides anesthesia services in 69 GI-focused ASCs in 13 states, to approximately 450,000 patients per year, using a team of more than 700 Certified Registered Nurse Anesthetists and Physician Anesthesiologists.

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

As with GAA and the Company’s other 31 acquisitions, the Company seeks to acquire or partner with established GI-focused anesthesia groups. GI anesthesia acquisitions consist of either a 100% acquisition, joint venture acquisition, or other partnering structure where the Company acquires or obtains a controlling interest. The joint venture model allows the physician group to participate in the management of the anesthesia service, but also to realize value in a portion of their anesthesia business while retaining an ongoing revenue stream and reducing risk from an operational, regulatory, and reimbursement standpoint. The acquired anesthesia group provides anesthesia services to the partner ASC under a professional services agreement.

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

The Company has streamlined and standardized their ability to deliver these specialized skills to businesses through their dedicated integration resources. The integration team ensures a seamless transition and onboarding experience for GI physicians and anesthesia providers alike.  As part of the integration process, clinical and regulatory compliance policies and practices promote ethical and compliant practices, while also providing internal controls to proactively address any identified potential concerns. Fundamentals include provider education and access to compliance leadership and an anonymous compliance program hotline to report and address potential concerns or non-compliant behaviors.

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

Additionally, large GI practices, increasingly led by private equity groups, are active in acquiring and consolidating physician practices, including related ancillary services, such as GI anesthesia.  The Company is currently partnered with a number of these GI practices and believes its best-in-class offering provides a compelling service partnership opportunity to these platforms, allowing them to scale without being distracted by trying to resource and manage a non-core function.

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

Revenue from anesthesia services was $97,688,095 and $110,306,431 for the years ended December 31, 2020 and 2019, respectively. The decrease in revenue year over year was driven by COVID-19 and its impact on case volumes, offset by additional revenue from acquisition activity in 2019 and 2020.

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

In 2020, U.S. state and federal elections resulted in the Office of the President of the United States and both chambers of Congress being controlled by the same party, and as a result we believe there remains a waned but persistent undercurrent of support for sweeping changes to the U.S. healthcare system, including replacing current healthcare financing mechanisms with systems that could be entirely administered by the federal government.

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

In December 2020, Congress passed the "No Surprises Act", legislation that is meant to address certain types of surprise medical bills by a) limiting consumer costs for such services to cost-sharing amounts that would apply to in-network services; b) banning providers from billing consumers above these cost-sharing amounts; and c) requiring providers and payors to negotiate payment for the out-of-network claims independently of the consumer.  Any unresolved disputes can be submitted to an independent dispute resolution process, whereby an arbitrator can choose one of the amounts submitted by the two parties. Importantly, there is no benchmark payment rate mandated by the legislation; instead the arbitrator may consider factors such as: information submitted by the parties, training, education, experience, quality, patient acuity and complexity of services.  Other factors may include market share, prior contracted rates, efforts to join the network, and median in-network rates.  The arbitrator is prohibited from considering usual and customary charges, or rates paid by governmental insurance plans, including Medicare and Medicaid.  This legislation is scheduled to go into effect in 2022, with implementing regulations expected to be issued starting in 2021.  The No Surprises Act may have an unfavorable impact on out-of-network reimbursement that we receive.

Many important elements of the No Surprises Act, including the rules regarding the arbitration process, for example, are yet to be established.  As such, the full effects of the legislation on payors and providers cannot be determined at this early stage.

  We cannot predict the ultimate direction or scope of any impact that these changes will have on our ability to contract with private payors at favorable reimbursement rates or to remain in contract with such payors, nor can we provide any assurance that future legislation or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Human Capital Resources

Corporate Culture: We place a strong emphasis on our employees’ contribution of talents and efforts towards our mission of ethical care. All individuals working for CRH are charged with actively participating in our mission and conducting themselves in accordance with the standards that our patients, partners and colleagues have come to expect from us.

Workforce Composition: As of December 31, 2020, we had 52 employees supporting our CRH O’Regan business, CRH Anesthesia Management LLC and corporate operations. In addition, we had 522 anesthesia providers, including 81 full-time, 40 part-time, and relationships with 401 independent contractors and other third party providers in connection with the Company’s anesthesia services business. Approximately 54% of our employed anesthesia providers and corporate employees were female and 40% of the Company’s corporate employees in managerial roles were female. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement. We consider our relationship with our employees and independent contractors to be excellent.

Recruiting and Retention: We have relatively low levels of employee turnover and we have been able to continue to attract employees and independent contractors to grow our headcount in support of our three business segments.

Competitive Pay/Benefits: Our corporate compensation program is designed to align with the Company’s performance and to provide the proper incentives, including participation in our equity compensation programs, in order to attract, retain and motivate employees to achieve superior results. We value achieving performance objectives and recognize the significant role our employees play in our achievements. We consider our anesthesia providers to be essential contributors to our anesthesia services business and key to our revenue generation. We monitor our compensation programs and provide what we consider to be a competitive mix of compensation and benefits for all of our employees.

Workplace Safety: The health and safety of our employees is a priority at CRH Medical Corporation. We continued to have a low work-related injury and illness rate, which was 3% for the 2020 calendar year.  We have managed our response to the COVID-19 pandemic through continuous communication within the Company regarding the impacts of COVID-19 in the workplace and the implementation of new health and safety protocols and procedures that our employees and partners continue to follow. We enabled our corporate employees to have greater flexibility with remote work options and, when on site, we implemented temperature and symptom screening at office locations; developed physical distancing procedures for employees when onsite; and provided additional personal protective equipment and cleaning supplies. Our anesthesia providers handled both essential and, in accordance with state laws, other procedures, and as a result, many providers continued operating during the COVID-19 pandemic with increased safety protocols to preserve business continuity without sacrificing our commitment to keeping our colleagues and patients safe during the COVID-19 pandemic.

Corporate Structure

CRH was incorporated under the name Medsurge Medical Products Corp. on April 12, 2001 by registration of a Memorandum and Articles pursuant to the Company Act (British Columbia). The Company transitioned under the Business Corporations Act (British Columbia) on March 15, 2005 and changed its name to CRH Medical Corporation on April 28, 2006.

The registered and records offices of the Company are located at Suite 2600, 595 Burrard Street, Three Bentall Center, Vancouver, British Columbia, V7X 1L3, and its head office and principal place of business is located at Suite 619 – 999 Canada Place, World Trade Center, Vancouver, British Columbia, V6C 3E1, telephone (604) 633-1440, facsimile (604) 633-1443.

The Company has the following wholly-owned subsidiaries:

Subsidiary	Interest	Date of Incorporation	Jurisdiction of Incorporation
CRH Medical Corporation	100%	May 20, 2005	Delaware, U.S.
CRH Anesthesia Management LLC	100%	November 12, 2014	Delaware, U.S.
Gastroenterology Anesthesia Associates LLC (“GAA”) (1)	-	June 12, 2012	Georgia, U.S.
NC GAA, PC (“NC GAA”) (1)	-	March 18, 2015	North Carolina, U.S.
CRH GAA PLLC (“CRH GAA”) (1)	-	April 11, 2016	Texas, U.S.
CRH Anesthesia of Gainesville LLC	100%	October 31, 2014(2)	Florida, U.S.
CRH Anesthesia of Florida LLC	100%	April 7, 2014(2)	Florida, U.S.
CRH Anesthesia of Cape Coral LLC	100%	Jul 20, 2015	Florida, U.S.
CRH Anesthesia of Knoxville LLC	100%	August 14, 2015	Tennessee, U.S.
CRH Anesthesia of Colorado, LLC	100%	March 9, 2016(3)	Delaware, U.S.
Alamo Sedation Associates LLC	100%	August 17, 2017	Texas, U.S.
Shreveport Sedation Associates, LLC	100%	March 19, 2018	Louisiana, U.S.
CRH Anesthesia of Ohio, LLC	100%	March 23, 2018	Delaware, U.S.
CRH GAA of Washington, PLLC (“CRH GAAW”) (1)	-	July 3, 2018	Washington, U.S.
Lake Erie Sedation Associates, LLC	100%	September 4, 2018	Ohio, U.S.
CRH Anesthesia of Georgia, LLC	100%	March 22, 2019	Georgia, U.S.
Anesthesia Care Associates, LLC	100%	August 16, 2011	Indiana, U.S.
CRH Anesthesia of Virginia, LLC	100%	January 2, 2020	Virginia, U.S.

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

(3)	On June 23, 2017, CRH Anesthesia of Arapahoe LLC changed its name to CRH Anesthesia of Colorado, LLC

The Company also holds ownership interests in the following subsidiaries:

Subsidiary	Interest (1)	Date of Incorporation	Jurisdiction of Incorporation
Macon Gastroenterology Anesthesia Associates LLC (“MGAA”)	65%	November 30, 2015	Georgia, U.S.
Knoxville Gastroenterology Anesthesia Associates LLC (“KGAA”)	51%	July 29, 2015	Tennessee, U.S.
Austin Gastroenterology Anesthesia Associates PLLC (“AGAA”)	51%	April 11, 2016	Texas, U.S.
Greater Boston Anesthesia Associates, PLLC (“GBAA”) (2)	65%	October 4, 2017	Massachusetts, U.S.
Arapahoe Gastroenterology Anesthesia LLC (“AGA”)	51%	March 8, 2016	Delaware, U.S.
Osceola Gastroenterology Anesthesia Associates LLC (“OGAA”)	60%	January 12, 2017	Florida, U.S.
DDAB LLC (“DDAB”)	51%	November 4, 2015	Georgia, U.S.
West Florida Anesthesia Associates LLC (“WFAA”)	55%	June 14, 2017	Florida, U.S.
Central Colorado Anesthesia Associates LLC (“CCAA”)	51%	June 16, 2017	Colorado, U.S.
Raleigh Sedation Associates LLC (“RSA”)	51%	August 29, 2017	North Carolina, U.S.
Western Ohio Sedation Associates, LLC (“WOSA”)	51%	March 19, 2018	Ohio, U.S.
Lake Washington Anesthesia Associates, PLLC (“LWA”)	51%	March 8, 2017	Washington, U.S.
Tennessee Valley Anesthesia Associates, LLC (“TVAA”)	51%	November 2, 2018	Tennessee, U.S.
Triad Sedation Associates, LLC (“TSA”)	51%	September 26, 2018	North Carolina, U.S.
South Metro Anesthesia Associates, LLC (“SMAA”)	55%	March 12, 2019	Georgia, U.S.
Crystal River Anesthesia Associates, LLC (“CRAA”)	51%	April 24, 2019	Florida, U.S.
Florida Panhandle Anesthesia Associates, LLC (“FPAA”)	51%	October 24, 2019	Florida, U.S.
Metro Orlando Anesthesia Associates, LLC (“MOAA”)	75%	January 30, 2020	Florida, U.S.
Orange County Anesthesia Associates, LLC (“OCAA”)	66%	May 6, 2020	Florida, U.S.
FDHS Anesthesia, LLC (“FDHS”)	51%	October 23, 2020	Florida, U.S.
Central Virginia Anesthesia Associates, LLC (“CVAA”)	51%	December 30, 2019	Virginia, U.S.
Lake Lanier Anesthesia Associates, LLC (“LLAA”)	75%	February 27, 2020	Georgia, U.S.
Oconee River Anesthesia Associates, LLC (“ORAA”)	51%	September 26, 2019	Georgia, U.S.
Coastal Carolina Anesthesia Associates, LLC (“CCSA”)	51%	May 27, 2020	North Carolina, U.S.
Western Carolina Sedation Associates, LLC (“WCSA”)	15%	August 30, 2019	North Carolina, U.S.
Anesthesia Dynamics Management, LLC	5.56%	April 25, 2018	Delaware, U.S.

(1)	As a result of the operating agreements for the above entities, the Company controls MGAA, KGAA, AGAA, GBAA, AGA, OGAA, DDAB, WFAA, CCAA, RSA, WOSA, LWA, TVAA, TSA, SMAA, CRAA and FPAA.
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

Risks Related to the Proposed Transaction with WELL Health

We and WELL Health may be unable to satisfy the conditions required to complete the Arrangement, and any delay in completing the Arrangement could result in additional costs or other effects associated with uncertainty about the transaction. Failure to complete the Arrangement could adversely impact the market price of our common shares as well as our business and operating results.

The consummation of the Arrangement is subject to a number of conditions. We cannot make any assurances that the Arrangement will be consummated on the terms or timeline currently contemplated or at all.

Among other conditions, consummation of the Arrangement is subject to approval of the Arrangement by two-thirds of the votes cast by our shareholders and two-thirds of the votes cast by our shareholders, holders of our stock options and holders of our share units, voting as a single class, as well as obtaining the necessary interim and final orders of the Supreme Court of British Columbia. Completion of the Arrangement is also conditioned upon obtaining all required regulatory approvals or clearances, including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The requirement to receive these clearances before the consummation of the Arrangement could delay the Arrangement or result in an inability to complete the Arrangement. Any delay in the completion of the Arrangement could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Arrangement.

To the extent that the market price of our common shares reflects positive market assumptions that the Arrangement will be consummated, the price of such shares may decline if the Arrangement is not consummated for any reason or in a timely manner.

We may also be subject to additional risks if the Arrangement is not consummated, including:

•	depending on the reasons for termination of the Arrangement, the requirement that we pay WELL Health a termination fee of $10 million in cash;

•

the fact that substantial costs related to the Arrangement, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Arrangement is completed;

•

possible negative reactions from our customers,  suppliers, partners, employees and independent contractors which could adversely affect our ability to maintain relationships with such persons, impair our ability to retain and motivate key personnel and lead to the disruption of our ongoing business or otherwise adversely affect our business and financial results, without our realizing any of the benefits of having the Arrangement completed;

•

the fact that matters relating to the Arrangement may require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company; and

•

the fact that under the Arrangement Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Arrangement, which may adversely affect our ability to execute certain of our business strategies or pursue certain opportunities that would have been beneficial to us an independent company.

The pendency of the Arrangement could adversely affect our business and operations.

Whether the Arrangement is ultimately consummated or not, its pendency could have a number of negative effects on our businesses, including potentially disrupting our regular operations, diverting the attention of our management team, employees and independent contractors, or increasing workforce turnover. The completion of the Arrangement, including, for example, efforts to obtain regulatory clearances, will require significant time and attention from our management and may divert attention from the day-to-day operations of our business. Any uncertainty over our ability or the ability of  WELL Health to complete the Arrangement could make it more difficult for us to retain certain key customers, employees, partners or suppliers.

Any parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Arrangement Agreement also subjects us to restrictions on our business activities and includes, among other things, covenants requiring us to conduct our businesses in the ordinary course and to comply with certain other operating obligations prior to consummation of the Arrangement.

The Arrangement Agreement limits our ability to pursue alternatives to the Arrangement.

The Arrangement Agreement contains provisions that make it more difficult for us to enter into alternative transactions. Under the Arrangement Agreement, we are subject to certain restrictions on our ability to solicit or otherwise facilitate alternative acquisition proposals from third parties, provide information about the Company to third parties or engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. The Arrangement Agreement also provides that our board of directors will not change its recommendation that our securityholders vote in favor of the Arrangement, and will not approve any other agreement with respect to an acquisition proposal, subject to limited exceptions.

In addition, we may be required to pay a termination fee of $10 million to WELL Health if the Arrangement is not consummated under specified circumstances, including, among others, if the Arrangement Agreement is terminated by us to enter into a definitive agreement with respect to a superior proposal or if the Arrangement Agreement is terminated by WELL Health as a result of a change of recommendation by our board of directors. These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed Arrangement consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $10 million termination fee that may become payable by us in certain circumstances.

Risks Related to our Businesses and Strategy

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

Our professional service agreements with our partner ASCs currently range in duration from one year to 15 years and can be renewed if agreed upon by both parties and contain auto-renewal features. To date, with the exception of our contracts with GAA-affiliated ASC’s, a contract in Sarasota, Florida, which was terminated as a result of an ASC closing, a contract in Gainesville, FL, which was not renewed by the facility amidst profitability concerns by the Company, and NC GAA contracts that the Company chose not to renew, all other professional service agreements have been renewed as required. Our contract with GAA-affiliated ASCs, currently our largest customer contributing 17% of our total revenue in 2020 and 20% of our total revenue in 2019, expires October 31, 2021 and will not be renewed.

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

Additional factors that could complicate our ability to timely or accurately bill payors include:

•	disputes between payors as to which party is responsible for payment;
•	failure of information systems and processes to submit and collect claims in a timely manner;
•	variation in coverage for similar services among various payors;
•	our reliance on third-parties, whom we do not control, to provide billing services;
•	the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors;
•	failure to obtain proper provider credentialing and documentation in order to bill various payors; and
•	failure to collect patient balances due to economic conditions or other unknown reasons.

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

For example, in October 2020 we were notified of a ransomware attack that compromised the servers of the third-party service provider we rely on to support billing activities for our Anesthesia business. Upon its detection of the security incident, the service provider took remedial steps to restore its network and resume operations, and retained a forensic cybersecurity firm to conduct an investigation of the security incident. The security incident resulted in a minor delay in the processing of billing and other financial information related to our Anesthesia business. The investigation relating to the security incident has been completed and there are no known unauthorized disclosures of patient health information related to the incident.  To the extent any such unauthorized disclosures are subsequently discovered, they may have an adverse impact on our business and we may be required to notify any affected individuals pursuant to HIPAA.

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

Risks Related to Government Regulation and Litigation

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

In 2020, U.S. state and federal elections resulted in the Office of the President of the United States and both chambers of Congress being controlled by the same party, and as a result we believe there remains a waned but persistent undercurrent of support for sweeping changes to the U.S. healthcare system, including replacing current healthcare financing mechanisms with systems that could be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

Risks Related to our Financial Position and Indebtedness

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

Risks Related to Ownership of Our Common Shares

We have identified material weaknesses in our internal control over financial reporting, and may in the future identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls. As a result, we may not be able to accurately report our financial results or prevent fraud, and shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

We have identified material weaknesses in our internal control over financial reporting that relate to: (a) our lack of an effective continuous risk assessment processes due to insufficient resources to adequately assess risk and the resultant material weaknesses identified in our reliance on service organizations used to process our anesthesia claims and revenue and our control deficiencies identified with respect to segregation of duties and super-user access within IT application controls and systems supporting the financial our financial reporting processes, and (b) the internal controls performed by management in their evaluation of their impairment of intangible assets. The latter deficiency resulted in a $2.6 million understatement of the impairment charge initially recorded to intangible assets, which understatement has been corrected in the Company’s audited consolidated financial statements. As a result, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2020 and our independent registered public accounting firm has issued an adverse report on the effectiveness of our internal control over financial reporting. See Item 9A of this Annual Report on Form 10-K.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Each of these deficiencies creates a reasonable possibility that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting, we could fail to meet our reporting obligations.

In addition, any future testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act may reveal other deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Further, as of December 31, 2020, we no longer qualify as an emerging growth company. As a result our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting, pursuant to Section 404(b). Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Future undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

We are a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

We are a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we have taken advantage of certain exemptions from various reporting and compliance requirements that apply to other public companies that are not “smaller reporting companies.” These exemptions include, but are not limited to, the following:

•	only being required to include two, as opposed to three, years of audited financial statements in our annual reports; and
•	less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements.

We cannot predict if investors will find our common shares less attractive because of our reliance on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares, which could result in a reduction in the price of our common shares or cause our share price to be more volatile.

Effective December 31, 2020, we no longer qualify as an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies and the exemption from the auditor attestation report requirement under Section 404(b) of the Sarbanes-Oxley Act no longer apply. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented have increased, and will continue to increase, our expenses and require significant management time.  Investors may find our common shares less attractive because of the additional compliance costs.  If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Our headquarters are located in Vancouver, British Columbia, where we lease and occupy 2,815 square feet of office space. The term of the lease for our headquarters expires in April 2021.  We are actively in negotiations to renew our Vancouver lease. We have two U.S. offices, located in Kirkland, Washington and Atlanta, Georgia, where we lease and occupy approximately 1,700 and 3,100 square feet of office space, respectively. These leased office spaces expire in December 2021 and September 2025, respectively.

We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	NYSE American		TSX
	High	Low	High	Low
Quarter Ended	US$		C$
31-Dec-20	2.98	1.95	3.92	2.58
30-Sep-20	2.87	1.96	3.80	2.72
30-Jun-20	2.88	1.16	3.85	1.65
31-Mar-20	4.43	0.86	5.90	1.26
31-Dec-19	3.75	2.86	4.93	3.78
30-Sep-19	3.32	2.62	4.43	3.43
30-Jun-19	3.11	2.61	4.15	3.51
31-Mar-19	3.43	2.51	4.53	3.37

On March 12, 2021, the last reported sale price of our common shares on the NYSE American was $3.88 per share, and on the TSX was C$4.85 per share.

Holders

As of December 31, 2020, we had approximately 18 shareholders of record holding our common shares.  This number does not reflect the beneficial holders of our common shares who hold shares in street name through brokerage accounts or other nominees.

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

Issuer Purchases of Equity Securities

On November 6, 2019, our Board of Directors authorized the repurchase of up to 6,974,495 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 6, 2019 (the “Repurchase Plan”).

On November 19, 2020, our Board of Directors authorized the renewal of the Repurchase Plan and the repurchase of up to 6,999,137 common shares pursuant to issuer repurchase plan and automatic repurchase plan agreements, each dated November 19, 2020 (together with the Repurchase Plan, the “Updated Repurchase Plans”).   On February 8, 2021, the Company terminated the Updated Repurchase Plans.

During the fourth quarter of 2020, we repurchased a total of 87,800 common shares for $0.2 million at an average price of $2.40 per common share pursuant to the Updated Repurchase Plans. Our repurchase activity during the fourth quarter of 2020 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31	42,900	$2.20	42,900	6,560,795
November 1 – 30	8,300	$2.17	8,300	6,552,495
December 1 – 31	36,600	$2.69	36,600	6,962,537
Total	87,800		87,800

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

Taxation of Dividends on Common Shares

Under the Canadian Tax Act, dividends paid or credited, or deemed to be paid or credited, to a holder of our common shares will be subject to Canadian withholding tax at a rate of 25% of the gross amount of such dividends, unless the rate is reduced under the Convention. Under the Convention, the rate of withholding tax on dividends applicable to US Resident Holders who beneficially own the dividends is generally reduced to 15% (or, if the US Resident Holder is a company that owns at least 10% of the voting shares of the Company, 5%) of the gross amount of such dividends.

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

Even if the common shares are taxable Canadian property to a US Resident Holder, any capital gain realized on the disposition or deemed disposition of such common shares will not be subject to tax under the Canadian Tax Act if the common shares are “treaty-protected property” (as defined in the Canadian Tax Act).

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

Overview

CRH is a North American company focused on providing GIs with innovative services and products for the treatment of GI diseases. In 2014, CRH acquired a full service gastroenterology anesthesia company, GAA, which provides anesthesia services for patients undergoing endoscopic procedures. CRH has complemented this transaction with thirty-one additional acquisitions of GI anesthesia companies since GAA.

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

Recent Events

FDHS Startup Joint Venture – March 2021

On March 1, 2021, the Company entered into a startup joint venture, whereby the Company will own a 51% interest in a gastroenterology anesthesia practice located in Largo, Florida.

Oak Tree Anesthesia Associates LLC (“OTAA” or “Oak Tree”) – February 2021

On February 9, 2021, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 100% interest in Oak Tree Anesthesia Associates LLC (“OTAA” or “Oak Tree:), a gastroenterology anesthesia services provider in New Jersey.  The purchase consideration, paid via cash, for the acquisition of the Company’s 100% interest was $3,250,000 plus acquisition costs of $66,182.  The provisional cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $3,316,182.

Acquisition by WELL Health – February 2021

On February 6, 2021, the Company signed a definitive arrangement agreement (the “Arrangement Agreement”) with Well Health Technologies Corp (“WELL Health” or “WELL”), pursuant to which WELL Health will acquire all of the issued and outstanding shares of CRH for US$4.00 per share (the “Acquisition” or the “Arrangement”).

The Acquisition, which is to be carried out by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia), will require the approval of: (i) two-thirds of the votes cast by shareholders of the Company; and (ii) two-thirds of the votes cast by shareholders, holders of stock options and holders of restricted share units, voting together as single class. The Company’s directors and officers, holding an aggregate of approximately 2.1% of the outstanding common shares of the Company, have each entered into voting support agreements to vote their shares in favor of the Acquisition.  Completion of the Acquisition will also be subject to court and regulatory approvals and clearances, as well as other customary closing conditions. Subject to the satisfaction of such conditions, the Acquisition is expected to be completed during the second quarter of 2021.

The Arrangement Agreement contains certain customary provisions, including covenants in respect of non-solicitation of alternative acquisition proposals, a right to match any superior proposals for WELL Health and a termination fee of $10 million payable to WELL in certain circumstances. The Arrangement Agreement also provides for a reverse termination fee of $10 million payable to CRH in the event of certain breaches of a representation, warranty or covenant by WELL Health.

GAA Contract Non-Renewal & Subsequent Management Services Agreement – December 2020/February 2021

On December 22, 2020, the Company received notice that United Digestive (“UD”) did not intend to renew its professional services agreements pursuant to which the Company provides anesthesia services to 12 of UD’s surgery centers in the Greater Atlanta, Georgia markets.  The agreements are scheduled to expire on October 31, 2021.  The Company acquired most of the professional services agreements upon acquisition of Gastroenterology Anesthesia Associates LLC (“GAA”) in 2014 and at the time of acquisition estimated a useful life of 12 years.  Revenue earned under these agreements represents a significant portion of the Company’s revenue; in 2020 GAA revenue represented approximately 17% of total anesthesia revenue earned.

Subsequently on February 22, 2021, the Company signed a five-year exclusive Management Services Agreement with UD whereby CRH will earn a fee for managing UD’s anesthesia services at its surgery centers.  The new agreement will be effective as of November 1, 2021.

As a result of the non-renewal of the GAA professional services agreements, the Company recorded an impairment loss of $27,008,037 in the fourth quarter of 2020.

FDHS Anesthesia Associates LLC (“FDHS”) – December 2020

On December 14, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in FDHS Anesthesia Associates LLC (“FDHS”), a gastroenterology anesthesia services provider in Florida.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $2,840,000 plus acquisition costs of $81,555.  The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $5,728,541.

Western Carolina Sedation Associates LLC (“WCSA”) – October 2020

CRH’s start-up joint venture in North Carolina, called Western Carolina Anesthesia Associates LLC, began operations in October 2020.  Initially, the Company owns a 15% interest with an option to acquire an additional 36% interest.  WCAA began operating on October 1, 2020 and provides services to a single ambulatory surgery center.

Coastal Carolina Sedation Associates LLC (“CCSA”) – September 2020

On September 1, 2020, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 51% interest in Coastal Carolina Sedation Associates LLC (“CCSA”), a gastroenterology anesthesia services provider in North Carolina.  The purchase consideration, paid via cash, for the acquisition of the Company’s 51% interest was $1,800,000 plus acquisition costs of $50,381.  The cost allocated to the exclusive professional services agreement which was acquired as part of this acquisition is $3,628,197.

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

Paycheck Protection Program – April 2020

On April 15, 2020, the Company received loan proceeds of $2,945,620 under the Paycheck Protection Program (“PPP”).  The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in order to enable small businesses to pay employees during the coronavirus crisis and provides loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the PPP is expected to be eligible to be forgiven provided that the borrower uses the loan proceeds during the twenty-four week period (“Covered Period”) after receiving them, and provided that the proceeds are used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the borrower does not maintain staffing or payroll levels.

Principal and interest payments on any unforgiven portion of the PPP Loan will be deferred for ten months after the end of the Covered Period and will accrue interest at a fixed annual rate of 1%. Additionally, the remaining PPP Loan balance will carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

The Company anticipates forgiveness of the loan over the Covered Period indicated.  As the Company has accounted for the loan as a government grant related to income, the Company has recognized within other income $2,928,748 of the loan proceeds as at December 31, 2020 with the remaining $16,872 included within accounts payable.

HHS Stimulus Fund – April 2020 and July/August 2020 and December 2020

In April 2020, the Company received $1,971,136 under the CARES Act, with subsequent funds of $177,941 receive in July and August of 2020 and further funds of $295,969 received in December 2020.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19.  The funds were intended to reimburse healthcare providers for lost income attributable to COVID-19 and for healthcare related expenses.  Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income. As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the year ended December 31, 2020.

CMS Medicare Advancement – April 2020

In April 2020, the Company also received $1,900,584 under the Medicare Accelerate and Advanced Payment Program.  The Center for Medicare and Medicaid Services (“CMS”) offers accelerated and advance payments in a number of circumstances, including in national emergencies to accelerate cashflow to impacted healthcare providers and suppliers. During the quarter ended September 30, 2020 the CMS amended the recoupment process for these funds: under the Continuing Appropriations Act, 2021 and Other Extensions Act, repayment will now begin one year from the issuance date of each provider or supplier’s accelerated or advance payment.  After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months.  At the end of the 11-month period, recoupment will increase to 50% for another 6 months.  As a result of the recoupment process, CRH has recognized the funds received as a liability on the balance sheet, including them within Contract liability – CMS Advancement at December 31, 2020.

COVID-19 – March 2020 and throughout fiscal 2020

In March 2020, a pandemic relating to the novel coronavirus known as COVID-19 occurred causing significant financial market disruption and social dislocation. The pandemic is dynamic with various cities, counties, states and countries around the world responding in different ways to address and contain the outbreak, including the declaration of a global pandemic by the World Health Organization, a National State of Emergency in the United States and state and local executive orders and ordinances forcing the closure of non-essential businesses and persons not employed in or using essential services to “stay at home” or “shelter in place”. At this stage, we have no certainty as to how long the pandemic will last, what regions will be most effected or to what extent containment measures will be applied.  As a result of the pandemic, the Company’s operations were impacted in the last half of March 2020 and continued to be impacted throughout April and May 2020, with recovery beginning in late May and June 2020.

As a result of the COVID-19 pandemic, patients in the United States have cancelled or deferred non-emergent procedures or otherwise avoided medical treatment, resulting in reduced patient volumes and operating revenues and income from both our Products and Anesthesia Services businesses.  These cancellations and deferrals continued through July 2020, but recovered in the fourth quarter of 2020 as patients resumed medical treatments.  While we are currently at around 100% of our pre-COVID estimated volume, these deferrals impacted our results in the first, second and third quarters of 2020. Until the COVID-19 pandemic is controlled, the potential remains for significant declines in revenue and operating income in the future.  See “Risk Factors – Our operations and financial results have been and could be further harmed by the COVID-19 pandemic.”

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

SELECTED US GAAP FINANCIAL INFORMATION

	2020	2019	% Change
Anesthesia services revenue	$97,688,095	$110,306,431	(11)%
Product sales revenue	8,484,070	10,078,843	(16)%
Total revenue	106,172,165	120,385,274	(12)%
Total operating expenses, including:	112,928,124	105,703,079	7%
Depreciation and amortization expense	40,658,314	35,009,070	16%
Stock based compensation expense	2,709,617	976,962	177%
Operating income (loss)	(6,755,959)	14,682,195	(146)%
Operating margin	(6.4)%	12.2%
Net finance expense	2,151,137	6,609,618	(67)%
Income from equity investment	(16,416)	(1,766,968)	(99)%
Impairment of intangible asset	27,008,037	—	NA
Other income	(5,442,457)	—	NA
Tax expense (recovery)	(7,543,376)	1,627,061	(564)%
Net and comprehensive income (loss)	$(22,912,884)	$8,212,484	(379)%
Attributable to:
Shareholders of the Company	(24,476,138)	3,771,163	(749)%
Non-controlling interest[1]	1,563,254	4,441,321	(65)%
Earnings (loss) per share attributable to shareholders:
Basic	$(0.342)	$0.053
Diluted	$(0.342)	$0.052

[1]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

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

SELECTED FINANCIAL INFORMATION – NON-GAAP MEASURES1

	2020	2019	% Change
Total Adjusted operating expenses	$69,235,347	$68,681,627	1%
Adjusted operating EBITDA – non-controlling interest[2]	13,637,786	15,080,425	(10)%
Adjusted operating EBITDA – shareholders of the Company	28,741,294	36,623,224	(22)%
Adjusted operating EBITDA – total	$42,379,080	$51,703,649	(18)%
Adjusted operating EBITDA margin	39.9%	42.9%

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.
[2]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Summary of Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2020.

Seasonality impacts quarterly anesthesia and product revenues. With our expenses primarily fixed, adjusted operating EBITDA margins will fluctuate quarterly. Seasonality also impacts net income as net income will fluctuate with fluctuations in adjusted operating EBITDA.1

(in 000’s of US$, except EPS)	Q4 ‘20	Q3 ‘20	Q2 ‘20	Q1 ‘20	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19
Anesthesia services revenue	34,126	27,984	12,427	23,150	27,621	27,967	28,026	26,693
Product sales revenue	2,657	2,366	1,158	2,304	2,749	2,448	2,456	2,426
Total revenue	36,783	30,349	13,585	25,455	30,369	30,415	30,482	29,119
Total operating expense	32,977	30,265	21,634	28,052	27,812	26,702	25,895	25,294
Adjusted operating expenses
Anesthesia services	18,369	16,022	9,416	15,094	15,588	15,036	14,609	13,779
Product sales	1,062	980	696	1,057	1,118	1,002	1,131	1,053
Corporate	1,593	1,792	1,397	1,756	1,393	1,319	1,444	1,211
Total adjusted operating expenses	21,024	18,794	11,510	17,907	18,099	17,357	17,184	16,042
Operating income (loss)	3,806	85	(8,049)	(2,597)	2,558	3,713	4,587	3,825
Operating margin	10%	0%	(59)%	(10)%	8%	12%	15%	13%
Adjusted operating EBITDA - non- controlling interest[2]	4,834	3,877	2,251	2,676	3,465	3,666	3,638	4,311
Adjusted operating EBITDA- shareholders of the Company	11,221	7,968	4,681	4,871	8,805	9,392	9,661	8,766
Adjusted operating EBITDA - total	16,055	11,845	6,932	7,547	12,270	13,058	13,298	13,077
Adjusted operating EBITDA margin	44%	39%	51%	30%	40%	43%	44%	45%
Net finance expense	765	442	447	497	913	1,125	2,179	2,392
(Income) loss from equity investment	(54)	—	22	16	(1,350)	(77)	(214)	(125)
Impairment of intangible assets	27,008	—	—	—	—	—	—	—
Other income	(296)	(290)	(4,857)	—	—	—	—	—
Income tax expense (recovery)	(5,959)	(376)	(234)	(974)	891	565	4	167
Net income (loss)	(17,658)	309	(3,428)	(2,135)	2,104	2,099	2,619	1,391
Net income (loss) attributable to:
Shareholders of the Company	(19,152)	(338)	(2,908)	(2,078)	1,219	982	1,647	(77)
Non-controlling interest[2]	1,494	647	(521)	(56)	885	1,117	972	1,468
Earnings (loss) per share attributable to shareholders
Basic	(0.268)	(0.005)	(0.041)	(0.029)	0.017	0.014	0.023	(0.001)
Diluted	(0.268)	(0.005)	(0.041)	(0.029)	0.017	0.013	0.022	(0.001)

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.
[2]	Non-controlling interest reflects the ownership interest of persons holding non-controlling interests in non-wholly owned subsidiaries of the Company.

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues for the year ended December 31, 2020 were $106,172,165 compared to $120,385,274 for the year ended December 31, 2019. The 12% decrease is driven primarily by a decrease in volumes and reduced activity levels as a result of COVID-19, primarily in the first, second and third quarters of 2020, offset by revenues from acquisitions completed in 2020 and from 2019 mid-year acquisitions. Revenue for the three months ended December 31, 2020 reflect the revenue contributions from anesthesia businesses acquired during 2020 and were $36,783,014, an increase of 21% or $6,413,791 when compared to the three months ended December 31, 2019.

Revenues from anesthesia services for the year ended December 31, 2020 were $97,688,095 compared to $110,306,431 for the year ended December 31, 2019. As above, the decrease was primarily a result of a decrease in anesthesia service volumes as a result of COVID-19, partially offset by revenue increases from acquisitions completed in 2020 and 2019; however, there were additional factors which impacted the change in revenue between fiscal 2020 and fiscal 2019. The $12.6 million decrease in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 and 2020 contributed $13.2 million to revenue when comparing the two periods;
•

after excluding case growth from acquisitions, above, cases declined by 19.9% from cases reported in 2019, equivalent to $21.1 million in revenue.  The decline in cases is related to temporary closures of anesthesia service centers and decreased case volumes where we provide our services.  Many locations started closures as early as mid-March due to the COVID-19 pandemic, with many subsequently resuming services in May and June 2020 and early in the third quarter of 2020;

•

changes in non-contracted payor reimbursement strategies and payor mix, primarily related to entities acquired prior to 2019, offset by favourable rate variances arising from our rate strategies, decreased 2020 revenue by approximately $0.7 million when compared to 2019;

•

included within 2020 revenue is a negative prior period revenue adjustment of approximately $1.6 million.  In contrast, in 2019 we recognized a positive $2.3 million prior period revenue adjustment based on actual recoveries compared to our estimates; and

•	revenue related to services provided to non-owned anesthesia entities decreased by $0.2 million.

Anesthesia revenues for the three months ended December 31, 2020 were $34,126,481 compared to $27,620,527 for the three months ended December 31, 2019. The $6.5 million increase in revenue from the prior period is reflective of the following:

•	growth through acquisitions completed in 2019 and 2020 contributed $4.5 million to revenue when comparing the two periods;
•	after excluding case growth from acquisitions, above, cases declined by 1.6% from cases reported in the fourth quarter of 2019, equivalent to approximately $0.3 million in revenue;
•	as a result of our rate strategy, we’ve seen favorable rate variances resulting in an approximately $1.2 million increase when compared to 2019; and
•

included within the fourth quarter of 2020 revenue is a positive prior period revenue adjustment of approximately $0.1 million.  In contrast, in the fourth quarter of 2019 we recognized a negative $1.2 million prior period revenue adjustment based on actual recoveries compared to our estimates.

In the year ended December 31, 2020, the anesthesia services segment serviced 323,644 patient cases compared to 345,393 patient cases during the year ended December 31, 2019. Patient cases serviced in the fourth quarter of 2020 were 108,681 compared to 94,503 patient cases in the fourth quarter of 2019.

The tables below summarize our approximate payor mix as a percentage of all patient cases for the years ended December 31, 2020 and 2019 and for the fourth quarters of 2020 and 2019.

	Three months ended			Years ended
Payor	December 31, 2020	December 31, 2019	Change	December 31, 2020	December 31, 2019	Change
Commercial	60.6%	60.7%	(0.2)%	57.7%	58.8%	(1.9)%
Federal	39.4%	39.3%	0.3%	42.3%	41.2%	2.7%
Total	100.0%	100.0%		100.0%	100.0%

The payor mix for the three months and year ended December 31, 2020 includes acquisitions completed during 2020 and 2019 and as a result is not directly comparable to the three months and year ended December 31, 2019. As we acquire anesthesia providers, these providers may have different payor mix profiles and impact our overall payor mix above.

The table below summarizes our approximate payor mix as a percentage of all patient cases for the three months and year ended December 31, 2020 and 2019, but exclude patient cases related to acquisitions completed in 2020 and 2019 as inclusion of these acquisitions would reduce comparability of the data presented.

	Three months ended			Years ended
Payor	December 31, 2020	December 31, 2019	Change	December 31, 2020	December 31, 2019	Change
Commercial	62.7%	62.1%	1.0%	59.6%	59.4%	0.3%
Federal	37.3%	37.9%	(1.6)%	40.4%	40.6%	(0.5)%
Total	100.0%	100.0%		100.0%	100.0%

The table below summarizes our approximate payor mix as a percentage of all patient cases for the year ended December 31, 2020, by quarter, and excludes patient cases related to acquisitions completed in 2020 and 2019 as inclusion of these acquisitions would reduce the comparability of the date presented.

Payor	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Commercial	62.7%	58.7%	56.5%	58.1%
Federal	37.3%	41.3%	43.5%	41.9%
Total	100.0%	100.0%	100.0%	100.0%

Seasonality is driven by both patient cases and seasonal payor mix. As a result, revenue per patient will fluctuate quarterly. The seasonality of patient cases for fiscal 2020 is provided below for organic patient cases; it excludes patient cases relating to acquisitions completed in 2020.  COVID-19 had the most significant impact on case volumes in the second quarter of 2020.

Seasonality	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Patient cases	31.8%	28.7%	13.8%	25.7%

Revenues from product sales for the year ended December 31, 2020 were $8,484,070 compared to $10,078,843 for 2019. Product sales volume was impacted by the effect of COVID-19, with the majority of the impact felt in the first, second and third quarters of the year.  Product sales revenue for the quarter ended December 31, 2020 was $2,656,533 compared to $2,748,696 for the quarter ended December 31, 2019.  As of December 31, 2020, the Company has trained 3,254 physicians to use the O’Regan System, representing 1,253 clinical practices. This compares to 3,158 physicians trained, representing 1,209 clinical practices, as of December 31, 2019.

Total operating expenses

Total operating expense for the year ended December 31, 2020 was $112,928,124 compared to $105,703,079 for the year ended December 31, 2019.  Total operating expense for the three months ended December 31, 2020 was $32,977,482 compared to $27,811,635 for the three months ended December 31, 2019.  The increase in operating expenses is in part driven by the increase in case volumes associated with our acquisitions completed in the last quarter of 2019 and in 2020.  While non-acquisition driven anesthesia cases and revenue declined due to COVID-19, payroll expenses, which are generally fixed, respond more slowly to changes in volume.  As a result of COVID-19, CRH engaged in workforce reductions primarily occurring within the Company’s contracted workforce.  Wherever possible, the Company worked to retain its employee workforce.  As a result, total operating expenses, excluding expenses relating to acquisitions completed in 2019 and 2020, did not decline in line with revenues.  Government assistance received to encourage this retention of employee workforce has been recognized in other income totaling $5,442,457 in the year.

Amortization expense for the year ended December 31, 2020 increased by 16% from 2019. This is a result of the incremental amortization expense related to asset acquisitions completed in 2019 and 2020 and the related intangible assets that were acquired.  Amortization expense for the three months ended December 31, 2020 similarly increased by 21% from the comparable period in 2019.

Stock-based compensation expense for the year ended December 31, 2020 increased $1,732,655 compared to 2019. This increase is a result of forfeitures experienced in the second quarter of 2019 relating to the departure of the Company’s previous CEO. In contrast, stock-based compensation expense for the quarter ended December 31, 2020 increased by 16% or $112,043 from the comparable period of 2019, primarily as a result of additional grants issued in September 2020.

Total adjusted operating expenses – Non-GAAP1

For the year ended December 31, 2020, total adjusted operating expenses were $69,235,347 compared to $68,681,627 for the year ended December 31, 2019. For the three months ended December 31, 2020, total adjusted operating expenses were $21,024,048 compared to $18,099,185 for the three months ended December 31, 2019. In general, increases seen in adjusted operating expenses are primarily related to adjusted operating expenses in the anesthesia services business as a result of recent acquisitions, offset by cost reduction initiatives as a result of COVID-19, as well as increases within our corporate segment.

Anesthesia services adjusted operating expenses for the year ended December 31, 2020 were $58,901,975, compared to $59,011,532 for the year ended December 31, 2019. Anesthesia services adjusted operating expenses for the three months ended December 31, 2020 were $18,369,011, compared to $15,588,323 for the three months ended December 31, 2019. Anesthesia services adjusted operating expenses primarily include labor related costs for Certified Registered Nurse Anesthetists and MD anesthesiologists, billing and management related expenses, medical drugs and supplies, and other related expenses. With the Company completing acquisitions in both 2019 and 2020, fiscal 2020 is not directly comparable to 2019.  Though revenue may fluctuate, adjusted operating expenses, which are primarily employee related costs, due to their fixed nature, primarily increase or decrease as a result of the Company’s acquisition strategy or as a result of other than temporary case volume reductions.

For the year ended December 31, 2020, as noted above, beginning April 2020, the Company was able to reduce its contracted workforce for anesthesia case volume declines and therefore reduce its operating expenses; this most significantly impacted the second quarter of 2020 where case volumes saw significant declines as a result of COVID-19.  Additionally, the Company’s billing related expenses declined as a result of case volume declines as billing related expenses are based on a percentage revenue.  Other ancillary expenses such as travel and entertainment were also curtailed.  As a result, Anesthesia services adjusted operating expenses did not increase in 2020 despite the addition of new acquisitions.  With case volumes resuming normal activity levels by the end of the third quarter, Anesthesia services adjusted operating expenses resumed normal levels and thus increased when compared to the comparable period of 2019 as a result of expenses incurred by entities acquired in 2020.

Total adjusted operating expenses per case1 for the anesthesia segment were $169 per case for the three months ended December 31, 2020 and is slightly higher than the $165 per case seen in the fourth quarter of 2019.  Total adjusted operating expenses per case1 for the anesthesia segment were $182 per case for the year ended December 31, 2020 compared to the $171 seen in year ended December 31, 2019. This case rate is higher than that experienced in 2019 due to the lower case volumes in 2020.  While the Company was able to respond to lower case volumes with contracted workforce reductions, the Company also retained as many of its employees as possible.  Government stimulus meant to encourage employee workforce retention has been recognized in other income and therefore has not been applied against the costs of retention efforts embedded within adjusted operating expenses.

Product sales adjusted operating expenses for the year ended December 31, 2020 were $3,794,457 compared to $4,303,630 for the year ended December 31, 2019. The decrease year over year is reflective of reduced activities, including cost of sales and product support costs such as conferences and travel.  Product sales adjusted operating expenses for the three months ended December 31, 2020 were $1,061,656 compared to $1,117,862 for the three months ended December 31, 2019.  In general, expenses have returned to pre-COVID levels as a result of the recovery of product sales activity.

Corporate adjusted operating expenses for the year ended December 31, 2020 were $6,538,915 compared to $5,366,464 for the year ended December 31, 2019. Corporate expenses have increased when compared to 2019 as a result of increases in corporate and other professional fees.  In general, the increases seen in corporate and professional fees, including professional fees relating to Sarbanes-Oxley requirements, are reflective of the increasing complexity of our business which is also increasing our compliance costs. Corporate adjusted operating expenses for the three months ended December 31, 2020 were $1,593,382 compared to $1,393,000 for the three months ended December 31, 2019.

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Operating income (loss)

Operating loss for the year ended December 31, 2020 was $6,755,959 compared to operating income of $14,682,195 for the same period in 2019. Operating income for the three months ended December 31, 2020 was $3,805,532 compared to $2,557,588 for the comparable period in 2019.  The following schedule reconciles the changes in operating income between periods:

	Year ended December 31, 2020	Quarter ended December 31, 2020
Prior period operating income	$14,682,195	$2,557,588
Increase (decrease) in period revenues	(14,213,112)	6,413,791
Increase in period adjusted operating expenses[1]	(553,915)	(2,925,058)
Increase in period amortization and depreciation expense	(5,649,245)	(1,937,062)
Increase in period stock based compensation expense	(1,732,655)	(112,043)
Decrease in other non-recurring expenses	930,917	—
Inventory write-off	(64,911)	—
Increase in period acquisition expenses	(155,233)	(191,684)
Current period operating income	$(6,755,959)	$3,805,532

Changes in the company’s revenues and adjusted operating expenses1 are described above within their respective sections. Fluctuations in revenue will not necessarily result in correlating fluctuations in operating expenses due to the fixed nature of these costs and as such will impact operating income.

The primary driver of the decline in operating income for the year ended December 31, 2020 is the reduction in anesthesia and product revenues in the period, with the majority of the reduction directly correlated with COVID-19 and its impact on the Company’s anesthesia case and product sales volumes.  With many expenses being slow to respond to changes in volume due to their fixed nature, any change in revenue, specifically case volume, directly impacts operating income until the Company is able to respond via workforce reductions.  Conversely, in the quarter ended December 31, 2020, with activity levels returning to their pre-COVID levels, operating income increased as a result.  The increase in operating income is a direct correlation to acquisitions completed in the fourth quarter of 2019 and in 2020 as well as other revenue gains detailed in the revenue section, offset by related incremental amortization expense.

Anesthesia operating loss for the year ended December 31, 2020 was $2,529,277 compared to operating income of $15,800,392 for the year ended December 31, 2019.  The decrease is primarily reflective of the decrease in adjusted operating EBITDA1 in the year (calculated above as revenues less adjusted operating expenses), in conjunction with an incremental increase in amortization expense of $5,649,245 when comparing fiscal 2020 to fiscal 2019.  Anesthesia operating income for the quarter ended December 31, 2020 was $4,490,090 compared to operating income of $2,919,379 for the quarter ended December 31, 2019 and reflects activity levels returning to pre-COVID levels.

Product operating income for the year ended December 31, 2020 was $4,212,737, a decrease of $1,218,387 from the same period in 2019. The decline in operating income is primarily driven by the decline in revenues in the period as a result of COVID-19 and its impact on sales in the first three quarters of the year.  Product operating income for the three months ended December 31, 2020 was $1,410,459 compared to $1,542,183 for the three months ended December 31, 2019.  The slight decrease is due to slightly lower sales volume in the period.

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Adjusted operating EBITDA1 – Non-GAAP

Adjusted operating EBITDA attributable to shareholders of the Company for the year ended December 31, 2020 was $28,741,294, a decrease of $7,881,930 when compared to the year ended December 31, 2019. The decrease in adjusted operating EBITDA attributable to shareholders is primarily a reflection of the overall net decline in revenue (described within the revenue section, but, in effect, attributable to COVID-19), offset by reductions in adjusted operating expenses.  While revenue declined due to case volume decreases due to COVID-19, the Company took measures to reduce operating expenses, primarily payroll related, beginning early April 2020.  With the majority of its anesthesia locations open and resuming operations in May and June 2020, the Company’s provider staffing expenses resumed.  Note that for the purposes of calculating adjusted operating EBITDA, other income of $4,241,183 arising from the receipt of government assistance has been included for the year ended December 31, 2020.  It is management’s opinion that this most accurately reflects the financial performance of the Company as the Company may have incurred further workforce reductions to offset reduced revenue volume were it not for the receipt of these incentives. Adjusted operating EBITDA attributable to shareholders of the Company for the three months ended December 31, 2020 was $11,220,896, an increase of $2,416,155 from the comparable period in 2019.  The increase in adjusted operating EBITDA attributable to shareholders for the fourth quarter reflects the increase in revenue in the period.

Adjusted operating EBITDA attributable to non-controlling interest was $13,637,786 for the year ended December 31, 2020, compared to $15,080,425 for the year ended December 31, 2019. Other income of $1,201,274 arising from the receipt of government assistance has been included in the calculation of adjusted operating EBITDA attributable to non-controlling interest for the year ended December 31, 2020.  Adjusted operating EBITDA attributable to non-controlling interest was $4,833,844 for the three months ended December 31, 2020, compared to $3,465,297 for the comparable period in 2019. Note that for comparative purposes, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders.

Total adjusted operating EBITDA was $42,379,080 for the year ended December 31, 2020, a decrease of 18% from the same period in 2019. Total adjusted operating EBITDA was $16,054,740 for the three months ended December 31, 2020, an increase of 31% from the same period in 2019.

[1]	See "Use of Non-GAAP Financial Measures" below for definitions of Non-GAAP-based measures and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Net finance (income) / expense

As a result of the Company’s debt facilities and long-term finance obligations, including its earn-out obligations, the Company has recorded a net finance expense of $2,151,137 for the year ended December 31, 2020, compared to net finance expense of $6,609,618 in the year ended December 31, 2019. Net finance expense is comprised of both interest and other debt related expenses, including fair value adjustments. Fair value adjustments related to the Company’s earn-out obligation are the primary driver of significant fluctuations in finance expense between comparable periods.

	2020	2019
Finance expense:
Interest and accretion expense on borrowings	$1,883,863	$3,288,704
Accretion expense on earn-out obligation and deferred consideration	$50,040	$133,450
Amortization of deferred financing fees	$372,835	$276,260
Net change in fair value of financial liabilities at fair value through earnings	$(155,601)	$2,861,204
Other	$—	$50,000
Total finance expense	$2,151,137	$6,609,618
Net finance expense	$2,151,137	$6,609,618
Net finance expense, excluding fair value adjustments	$2,306,738	$3,748,414

During the year ended December 31, 2020, the Company recognized a fair value adjustment (recovery) of $155,601 in respect of its earn-out obligation.  The fair value adjustment resulted from changes in estimates underlying the Company’s earn-out obligation. The changes in estimates underlying the Company’s earn-out obligation were driven primarily by the changes in the cash flow estimates, which were driven by both changes in payor mix and revenue rates per unit. During the year ended December 31, 2019, the Company recognized a fair value adjustment of $2,861,204 in respect of its earn-out obligation.

Cash interest paid in the year ended December 31, 2020 was $1,949,694 compared to $3,055,374 cash interest paid in 2019.  The decrease in cash interest paid is reflective of the lower LIBOR rates in 2020 as well as the credit spread on the Company’s current JP Morgan Facility being lower than its previous Scotia Facility.  As at December 31, 2020, the Company owed $71,348,120 under its JP Morgan Facility as compared to $69,341,370 owed at December 31, 2019. The Company anticipates that, in future, cash interest will fluctuate as the Company draws or repays on its Facility and as LIBOR rates fluctuate.

(Gain) Loss from Equity Investment

In 2019, equity income was derived from the Company’s 15% equity interest in Triad Sedation Associates LLC (“TSA”). TSA began operating in February 2019 and was the result of an agreement between CRH and Digestive Health Specialists (“DHS”), located in North Carolina, whereby CRH assisted DHS in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH was a 15% equity owner in the anesthesia business and received compensation for its billing and collection services.  Under the terms of the limited liability company agreement, CRH had the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, which it exercised in November 2019.  Upon exercise of the option, CRH obtained control of TSA and TSA was therefore consolidated 100% within the results of CRH from the date control was acquired.  As a result, TSA was not an equity investment as at December 31, 2020; however, in June 2020, the entered into an additional agreement resulting in an equity interest.

In June 2020, the Company entered into an agreement with 6 doctors located in North Carolina to assist these doctors in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Western Carolina Sedation Associates LLC (“WCSA”) and receives compensation for its billing and collections services.  Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than September 2021.  The Company assessed and concluded that as WCSA is an LLC entity, equity method accounting is required under ASC 970-323 until such time as a change in ownership control occurs.  WCSA began operations on October 1, 2020, at which time the Company provided a loan of $226,000 to the investment for working capital purposes and is expected to be repaid within twelve months of issue.

The decrease in equity income between 2020 and 2019 is due to the fact that the Company did not have any income from equity investments in the first three quarters of 2020.

Impairment of intangible assets

As a result of the notice of non-renewal of the GAA professional services agreements by United Digestive (“UD”) on December 22, 2020, CRH recorded an impairment loss relating to the GAA professional services agreements assets of $27,008,037 in the year ended December 31, 2020.  The impairment loss was recorded in the fourth quarter of 2020 as a result of the notification of non-renewal.  The Company provided anesthesia services to 12 surgery centers in the Greater Atlanta market via these professional services agreements, representing approximately 17% of the Company’s 2020 revenue.  The professional services agreements are set to expire on October 31, 2021.

Other Income

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

The Company anticipates forgiveness of the loan over the Covered Period indicated. As such, the Company has accounted for the loan as a government grant related to income, and has recognized within other income $2,928,748 of the loan proceeds as at December 31, 2020.

Additionally, during the year ended December 31, 2020, the Company received funds of $2,445,046 under the CARES Act HHS Stimulus Fund.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19. The funds were intended to reimburse healthcare providers for lost income attributable to COVID-19 and for healthcare related expenses. Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income. As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the year ended December 31, 2020.

Income tax expense
For the year ended December 31, 2020, the Company recorded an income tax recovery of $7,543,376 compared to income tax expense of $1,627,061 for the year ended December 31, 2019.  Income tax expense relates only to income attributable to the Company’s shareholders and the income tax recovery in the period is driven by the Company’s net loss before tax, which in turn is driven by the impact COVID-19 has had on the Company’s operating results as well as the impairment of the Company’s GAA professional services agreements.  The impairment of the Company’s GAA professional services agreements resulted in an increase to the Company’s deferred assets.  The Company has not recorded a valuation allowance against its deferred tax assets as management has assessed that it is more likely than not that those assets will be realized based on projected future taxable income.

Net and comprehensive income

For the year ended December 31, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $24,476,138 compared to net and comprehensive income attributable to shareholders of $3,771,163 for the year ended December 31, 2019. The decrease year over year is largely a reflection of the decrease in operating income in the period in addition to the GAA impairment loss recognized in the fourth quarter of 2020 and the related tax recovery.  For the three months ended December 31, 2020, the Company recorded a net and comprehensive loss attributable to shareholders of the Company of $19,151,875 compared to net and comprehensive income attributable to shareholders of $1,219,079 for the same period in 2019.  The loss generated in the period, given the increase in operating income in the period, is primarily related to the GAA impairment loss recognized in the fourth quarter 2020.

Net and comprehensive income attributable to non-controlling interest was $1,563,254 for the year ended December 31, 2020 compared to net and comprehensive income attributable to non-controlling interest of $4,441,321 for the year ended December 31, 2019.  Consistent with the loss attributable to shareholders, the net and comprehensive income attributable to non-controlling interest in the year is a reflection of the decrease in operating income as a result of the impact COVID-19 has had on the Company’s operating results in the year.  Additionally, the Company acquired the non-controlling 49% in Arapahoe in April 2019 and CCAA in August 2019; the financial results of these entities are now included 100% in adjusted operating EBITDA attributable to shareholders.  Net and comprehensive income attributable to non-controlling interest was $1,493,674 for the three months ended December 31, 2020 compared to the net and comprehensive income attributable to non-controlling interest of $884,610 for the three months ended December 31, 2019.   Like net and comprehensive income attributable to shareholders, the impact of operating income increases had a positive effect.

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

The following charts provide unaudited reconciliations of US GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures

Adjusted operating EBITDA

	2020					2019
(USD in thousands)	FY ‘20	Q4 ‘20	Q3 ‘20	Q2 ‘20	Q1 ‘20	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19
Net and comprehensive income (loss)	(22,912)	(17,658)	309	(3,428)	(2,135)	8,213	2,104	2,099	2,619	1,391
Net finance (income) expense	2,151	765	442	447	497	6,609	913	1,125	2,179	2,392
Equity income	(16)	(54)	—	22	16	(1,766)	(1,350)	(77)	(214)	(125)
Income tax expense (recovery)	(7,543)	(5,959)	(376)	(234)	(974)	1,627	891	565	4	167
Other income - government assistance	(5,443)	(296)	(290)	(4,857)	—	—	—	—	—	—
Impairment	27,008	27,008	—	—	—	—	—	—	—	—
Operating income (loss)	(6,756)	3,806	85	(8,049)	(2,597)	14,683	2,558	3,713	4,587	3,825
Amortization expense	40,492	10,889	10,735	9,489	9,380	34,898	9,006	8,528	8,723	8,641
Depreciation and related expense	166	83	26	28	29	111	29	28	27	27
Stock based compensation	2,710	809	653	595	653	977	697	706	(990)	564
Acquisition expenses[1]	260	173	57	12	18	104	(19)	83	20	20
Inventory write-downs	65	—	—	—	65	—	—	—	—	—
Other non-recurring items[2]	—	—	—	—	—	931	—	—	931	—
Other income - government assistance	5,443	296	290	4,857	—	—	—	—	—	—
Total adjusted operating EBITDA	42,378	16,055	11,845	6,932	7,547	51,703	12,270	13,058	13,298	13,077
Adjusted operating EBITDA attributable to:
Shareholders of the Company	28,739	11,221	7,968	4,681	4,871	36,623	8,805	9,392	9,661	8,766
Non-controlling interest	13,638	4,834	3,877	2,251	2,676	15,080	3,465	3,666	3,638	4,311

[1]	Acquisition expenses relating to incomplete acquisitions-
[2]	Non-recurring expenses relating to the replacement of the Company’s CEO

Adjusted Operating EBITDA Margin

	2020					2019
(USD in thousands)	FY ‘20	Q4 ‘20	Q3 ‘20	Q2 ‘20	Q1 ‘20	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19
Revenue	106,172	36,783	30,349	13,585	25,455	120,385	30,369	30,415	30,482	29,119
Operating income	(6,756)	3,806	85	(8,049)	(2,597)	14,682	2,558	3,713	4,587	3,825
Operating margin	(6.4)%	10.3%	0.3%	(59.3)%	(10.2)%	12.2%	8.4%	12.2%	15.0%	13.1%
Amortization expense	38.1%	29.6%	35.3%	69.9%	36.8%	29.0%	29.7%	28.0%	28.6%	29.7%
Depreciation and related expense	0.2%	0.2%	0.1%	0.2%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Stock based compensation	2.6%	2.2%	2.2%	4.4%	2.6%	0.8%	2.3%	2.3%	(3.2)%	1.9%
Acquisition expenses[1]	0.2%	0.5%	0.1%	0.1%	0.1%	0.1%	(0.1)%	0.3%	0.1%	0.1%
Inventory write-downs	0.1%	0.0%	(—)%	(—)%	0.3%	(—)%	(—)%	(—)%	(—)%	(—)%
Other non-recurring items[2]	(—)%	(—)%	(—)%	(—)%	(—)%	0.8%	(—)%	(—)%	3.1%	(—)%
Other income - government assistance	5.1%	0.8%	1.0%	35.8%	(—)%	(—)%	(—)%	(—)%	(—)%	(—)%
Total adjusted operating EBITDA margin	39.9%	43.6%	39.0%	51.0%	29.7%	42.9%	40.4%	42.9%	43.6%	44.9%

Adjusted operating expenses

	2020					2019
(USD in thousands)	FY ‘20	Q4 ‘20	Q3 ‘20	Q2 ‘20	Q1 ‘20	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19
Anesthesia services expense	100,217	29,636	26,964	18,988	24,629	94,505	24,701	23,774	23,471	22,559
Amortization expense	(40,490)	(10,888)	(10,734)	(9,489)	(9,379)	(34,895)	(9,005)	(8,527)	(8,722)	(8,641)
Depreciation and related expense	(14)	(3)	(3)	(4)	(4)	(13)	(4)	(3)	(3)	(3)
Stock based compensation	(552)	(203)	(148)	(67)	(134)	(482)	(123)	(125)	(117)	(117)
Acquisition expenses[1]	(260)	(173)	(57)	(12)	(18)	(104)	19	(83)	(20)	(20)
Anesthesia services – adjusted operating expense	58,901	18,369	16,022	9,416	15,094	59,012	15,588	15,036	14,609	13,779
Product sales expense	4,271	1,246	1,081	753	1,191	4,647	1,207	1,089	1,217	1,134
Amortization expense	(2)	(1)	(1)	—	—	(3)	(1)	(1)	(1)	—
Depreciation and related expense	(67)	(52)	(5)	(5)	(5)	(24)	(5)	(5)	(5)	(9)
Stock based compensation	(342)	(132)	(95)	(51)	(64)	(318)	(83)	(82)	(81)	(73)
Inventory write-downs	(65)	—	—	—	(65)	—	—	—	—	—
Product sales - adjusted operating expense	3,794	1,062	980	696	1,057	4,304	1,118	1,002	1,131	1,053
Corporate expense	8,440	2,095	2,220	1,894	2,231	6,549	1,904	1,839	1,206	1,600
Amortization expense	—	—	—	—	—	—	—	—	—	—
Depreciation and related expense	(85)	(28)	(18)	(19)	(20)	(75)	(20)	(20)	(20)	(15)
Stock based compensation	(1,817)	(474)	(410)	(478)	(455)	(178)	(491)	(500)	1,188	(375)
Other non-recurring items[2]	—	—	—	—	—	(931)	—	—	(931)	—
Corporate - adjusted operating expenses	6,538	1,593	1,792	1,397	1,756	5,367	1,393	1,319	1,444	1,211
Total operating expense	112,928	32,977	30,265	21,634	28,052	105,703	27,812	26,702	25,895	25,294
Total adjusted operating expense	69,235	21,024	18,794	11,510	17,907	68,682	18,099	17,357	17,184	16,042

Adjusted operating expense Per case – anesthesia segment

	2020					2019
(USD in thousands, except case and per case amounts)	FY ‘20	Q4 ‘20	Q3 ‘20	Q2 ‘20	Q1 ‘20	FY ‘19	Q4 ‘19	Q3 ‘19	Q2 ‘19	Q1 ‘19
Anesthesia services – adjusted operating expense	58,901	18,369	16,022	9,416	15,094	59,012	15,588	15,036	14,609	13,779
Anesthesia cases serviced	323,644	108,681	94,052	42,918	77,993	345,393	94,503	88,733	84,656	77,501
Total adjusted operating expense per case – Anesthesia segment	182	169	170	219	194	171	165	169	173	178

Liquidity and Capital Resources

At December 31, 2020, the Company had $3,919,747 in cash and cash equivalents compared to $6,568,716 at the end of 2019.  The decrease in cash and equivalents is primarily a reflection of cash generated from operations and debt financing activities, less cash used to finance normal course issuer bid repurchases and acquisitions during 2020.

Working capital was $19,775,137 at December 31, 2020 compared to working capital of $18,677,498 at December 31, 2019. The Company expects to meet its short-term obligations, including short-term obligations in respect of its earn-out obligation and contract payable, through cash earned through operating activities in conjunction with monies available under its credit facility.

The average number of days receivables outstanding at December 31, 2020 was 57 days. At December 31, 2019, the average number of days receivables outstanding was 59 days.  The Company continues to monitor this measure on an ongoing basis.

Cash provided by operating activities for the year ended December 31, 2020 was $35,993,673 compared to $45,005,557 in the same period in fiscal 2019. Cash provided by operating activities for the quarter ended December 31, 2020 was $11,197,959 compared to $12,335,680 for the same period in fiscal 2019.

Cash used in investing activities for the year ended December 31, 2020 was $24,625,171 as compared to $10,668,165 for the year ended December 31, 2019.  Cash used in investing activities for the quarter-ended December 31, 2020 was $3,087,586 as compared to $5,876,008 for the three months ended December 31, 2019.

Cash used in financing activities was $14,018,534 for 2020 compared to $37,717,737 for the twelve months ended December 31, 2019.  Cash used in financing activities was $9,290,655 as compared to $5,106,718 for the three months ended December 31, 2019.

For the year ended December 31, 2019, the statements of cash flows were adjusted to reclassify Acquisition of equity interest from non-controlling interest from investing activities to financing activities given that the transaction is among owners.  As a result, net cash flows from investing activities and financing activities are presented as follows:

	For the year ended December 31, 2019
	As previously presented	Adjustment	As currently presented
Cash flows from financing activities	$(27,793,356)	$(9,924,381)	$(37,717,737)
Cash flows from investing activities	$(20,592,546)	$9,924,381	$(10,668,165)

The Company has financed its operations primarily from revenues generated from product sales and anesthesia services and through equity and debt financings and a revolving credit facility. As of December 31, 2020, the Company has raised approximately $51 million from the sale and issuance of equity securities and most recently, the Company entered into a syndicated debt facility with JP Morgan Chase Bank, increasing its facility to $200 million on October 22, 2019. As at December 31, 2020, the Company owed $71.3 million under the facility.  The terms of the Company’s facility as of December 31, 2020 is described below.

JP Morgan Chase Facility

On October 22, 2019, the Company entered into a three year revolving credit line which provides up to $200 million in borrowing capacity.   The JP Morgan Facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Total leverage ratio.  The JP Morgan Facility is secured by the assets of the Company and matures on October 22, 2022.   Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the Company’s previous Scotia Facility were retained and are amortized over the term of the new facility.  The Company incurred deferred financing fees of $839,893 in connection with this facility in the year ended December 31, 2019 and incurred additional deferred fees of $125,000 in the year ended December 31, 2020 when the Company further amended its facility on September 18, 2020.  This amendment, in conjunction with a previous amendment dated August 13, 2020, allows for the Company to engage in investments where less than 51% equity ownership is held and also amended the Company’s Total Leverage Ratio to not greater than 3.50:1.00 until the quarter ended June 30, 2021.  Should the Company’s PPP loan be forgiven prior to June 30, 2021, the ratio is amended downward to 3.25:1.00.  After June 30, 2021, the Total Leverage Ratio will revert back to 3.00:1.00.  The remaining unamortized fees relating to the JP Morgan Facility and the deferred financing fees under the previous Scotia Facility, as of December 31, 2020 were $747,505.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements.  As of December 31, 2020, the Company had drawn $71,348,120 on the JP Morgan Facility (2019 - $69,341,370). As at December 31, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.50:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company’s Total Leverage ratio is calculated as the ratio of the Company’s total indebtedness at the end of the period to EBITDA for the Company’s previous four consecutive quarters.

The Company is in compliance with all covenants at December 31, 2020.

Contractual Obligations and Contingent Liabilities

The Company’s near-term cash requirements relate primarily to interest payments, remaining payments under its earn-out obligation, operations, working capital and general corporate purposes, including further acquisitions. As a result of the impact of COVID-19, the Company has updated its forecasts to account for the impact of the pandemic.  Based on this assessment, the Company believes cash and cash equivalents and the availability of its revolving credit facility will be sufficient to fund the Company’s operating, debt repayment and capital requirements for at least the next 12 months. The Company updates its forecasts on a regular basis and will consider additional financing sources as appropriate.

The following table summarizes the relative maturities of the financial liabilities of the Company at December 31, 2020:

	Maturity
At December 31, 2020	TOTAL	Less than one year	One to three years	Four to five years	After five years
Trade and other payables	$7,023,060	$7,023,060	$—	$—	$—
Employee benefits	789,409	789,409	—	—	—
Lease liabilities (3)	1,179,310	300,354	457,746	421,210
Notes payable and bank indebtedness (1)	71,348,120	—	71,348,120	—	—
Earn-out obligation	907,459	907,459	—	—	—
Contract payable	1,900,589	1,900,589	—	—	—
Deferred consideration (2)	2,811,500	—	2,811,500	—	—
	$85,959,447	$10,920,871	$74,617,366	$421,210	$—
(1)	Excludes interest payable over the remaining term of the facility. Interest on the facility is calculated with references to LIBOR plus 1.25% to 1.75% depending on the Company’s Total Leverage Ratio
(2)	Excludes expected accretion of $74,316. Accretion is determined with reference to a discount rate based on Corporate BBB bond yields.
(3)	Excludes expected accretion of $177,183. Accretion is determined with reference to a discount rate based on Corporate BBB bond yields.

As at December 31, 2020, the Company has no material contractual obligations, other than those obligations relating to its leases of premises and those obligations under its debt agreements, deferred consideration agreements, normal course issuer bid agreements, and earn-out obligations as described above.

The Company’s earn-out obligation arose in respect of the Company’s acquisition of Gastroenterology Anesthesia Associates LLC in 2014.  The Company’s earn-out obligation is recorded at fair value and reflects management’s best estimate of the contingent consideration payable.  As at December 31, 2020, the fair value of the earn-out obligation is $907,459.  The Company paid this obligation in the first quarter of 2021.

The Company’s deferred consideration arose in respect of the Company’s acquisitions of Metro Orlando Anesthesia Associates LLC (“MOAA”) and Central Virginia Anesthesia Associates LLC (“CVAA”) in 2020.  As part of the MOAA transaction, the Company is required to pay $311,500 to the seller after the second anniversary date of the transaction dependent on MOAA meeting certain EBITDA targets during the first and second year after the transaction date. Based on the Company’s current forecasts, the Company believes it probable that the EBITDA targets will be met. If the EBITDA targets are not met, no contingent consideration is payable.  As part of the CVAA transaction, the Company is required to pay either $1,500,000 or $2,500,000 to the seller after the third anniversary date of the transaction dependent on CVAA meeting certain EBITDA, full-time equivalent employee and revenue per case targets during the second and third year after the transaction date. Based on the Company’s current forecasts, the Company believes it probable that the targets will be met and the full amount of the contingent consideration, $2,500,000, will be paid.

The Company’s contract payable relates to funds received under the Medicare Accelerated and Advanced Payment Program.  Repayment under the program is expected to be completed prior to December 31, 2021.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with management’s assessment for impairment, estimates supporting reported anesthesia revenues and the valuation of deferred tax assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 3 — Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K

Impairment of intangible assets:

The Company’s intangible assets are comprised of purchased professional service agreements and patents.

The carrying amounts of the Company's non-financial assets, other than inventories and deferred tax assets, are reviewed at each reporting date to determine whether there are any events or changes in circumstances which indicate that the carrying value may not be recoverable. Example factors that could trigger impairment reviews include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or strategy for the overall business and significant negative economic trends. Depending on the specific asset and circumstances, assets are assessed for impairment as an individual asset, as part of an asset group or at the reporting unit (“RU”) level. A reporting unit is an operating segment or one level below an operating segment if certain conditions are met. For the purpose of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of cash inflows from other assets or groups of assets.

If indicators of impairment exist, an asset or asset group is impaired if its carrying amount exceeds its fair value, being the projected future discounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. Projected cash flows are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions which may differ from actual cash flows.   The process of determining estimated fair value is complex and there is significant judgment applied in determining significant assumptions used when estimating fair value.  Significant assumptions included in projected cash flows include anesthesia case growth rates and revenue rates per case.

As at December 31, 2020, the Company identified indicators of impairment in respect of three of its professional services agreements relating to financial performance and contract non-renewal.   Upon performing undiscounted cash flow models for these assets, the Company identified only one asset that required further review for impairment: Gastroenterology Anesthesia Associates LLC “GAA”.

The requirement to further assess this asset was driven by non-renewal of the Company’s GAA professional services agreement assets.  On December 22, 2020, the Company received notice that these professional services agreements would not be renewed.  CRH provided anesthesia services to 12 surgery centers in the Greater Atlanta market via these professional services agreements, representing approximately 17% of the Company’s 2020 revenue.  The professional services agreements were set to originally expire on October 31, 2021; the majority of these agreements were acquired in conjunction with the GAA acquisition in December 2014.  At the time of acquisition, the Company estimated a useful life of 12 years these professional services agreements.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets, estimated to be approximately 10 months, to the carrying amounts as at December 31, 2020. The income approach is used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections for these assets involves the use of key assumptions, including revenue rates per case and expected case counts.

As a result of performing the above discounted cash flow analysis, the Company has recorded an impairment charge of $27,008,037 in relation to its GAA professional services agreements.  The discounted cash flow analysis is highly sensitive to revenue rates per case and the expected case counts.  A +/-1% change in the revenue rate per case utilized would result in a $120,000 adjustment to the impairment charge taken.  Similarly, a +/- 1% change in the expected case counts would result in a $110,000 adjustment to the impairment charge taken.  Due to uncertainties in the estimates that are inherent to the Company's industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the assets.

At December 31, 2019, the Company identified indicators of impairment in respect of six of its professional services agreements.   Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment.

As a result of this test, no write-downs to the intangible assets were required for the year ended December 31, 2019.

Revenue recognition – Anesthesia services:

Our anesthesia service revenues are derived from anesthesia procedures performed under our professional services agreements.  The fees for such services are billed either to a third party payor, including Medicare or Medicaid or to the patient.  We recognize anesthesia service revenues, net of contractual adjustments and implicit price concessions, which we estimate based on the historical trend of our cash collections and contractual adjustments.  There is significant judgment involved in determining the estimated revenues that will be collected in the future due to the judgment required in estimating the amounts that third-party payors will pay for services based on past collections.

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

Recently Issued Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”, which requires companies to measure credit losses on financial instruments measured at amortized cost by applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss” methodology for recognizing credit losses. This standard is effective for fiscal years beginning January 1, 2023 for smaller reporting companies. As CRH meets the definition of smaller reporting company, CRH will adopt this standard for fiscal years beginning January 1, 2023. The Company is current assessing the impact that adopting this guidance will have on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.  See Recent Events section for disclosure of the pending acquisition of the Company by Well Health Technologies Corp.

Tabular Disclosure of Contractual Obligations

Not applicable.

Outstanding Share Data

As at December 31, 2020, there were 71,674,647 common shares issued and outstanding for a total of $57,255,264 in share capital.

As at December 31, 2020, there were 979,687 options outstanding at a weighted-average exercise price of $1.69 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $1.01 per share. As at December 31, 2020, there were 3,286,562 share units (“SUs”) issued and outstanding.

As at March 12, 2021, there were 71,620,447 common shares issued and outstanding, excluding shares held as treasury, for a total of $57,215,160 in share capital.

As at March 12, 2021, there were 979,687 options outstanding at a weighted-average exercise price of $1.73 per share, of which 604,687 were exercisable into common shares at a weighted-average exercise price of $1.03 per share. As at March 12, 2021, there were 3,286,562 share units (“SUs”) issued and outstanding.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

CRH Medical Corporation

Index to Consolidated Financial Statements

Year ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
CRH Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CRH Medical Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the accuracy of the fair value of impaired intangible assets with finite lives

As discussed in Note 9 to the consolidated financial statements, the Company recorded an impairment charge of $27,008,037 in relation to its Gastroenterology Anesthesia Associates, LLC (GAA) professional services agreements. The Company evaluates these assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted net cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

We identified the assessment of the accuracy of the fair value of the GAA professional services agreements as a critical audit matter. Auditing this fair value was complex and highly judgmental due to the significant judgment applied by management in determining the significant assumptions used to calculate the fair value. These significant assumptions included expected case counts and revenue rates per case.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the expected case counts by comparing them against historical case counts obtained internally from the Company. We compared the revenue rates per case with the historical collections data obtained internally from the Company. We performed sensitivity analyses over the significant assumptions to assess the impact of reasonably possible alternative assumptions on the Company’s impairment assessment.

Evaluation of the estimate of anesthesia services revenue accrual

As described in Note 3 to the consolidated financial statements, anesthesia service revenues are recognized upon completion of anesthesia procedures for each patient and are recognized net of contractual adjustments and implicit price concessions. Due to such contractual adjustments and implicit price concessions, the transaction price for these services is considered to be variable and not constrained. The Company follows a portfolio approach in estimating this variable consideration based upon the historical trend of cash collections for each payor type. Accrued revenues from the anesthesia segment contributed to a significant portion of the Company’s consolidated net accounts receivable balance of $23,323,473 as of December 31, 2020.

We identified the evaluation of the estimate of the anesthesia services revenue accrual as a critical audit matter. There was significant judgment involved in determining the estimated revenues that will be collected in the future due to the judgment required in estimating the amounts that third-party payors will pay for services based on past collections. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the anesthesia services revenue accrual.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the Company’s estimate of future revenue collections by reference to the Company’s historical collections data. We evaluated the Company’s ability to accurately estimate the anesthesia services revenue accrual by comparing actual cash collections to the anesthesia services revenue accrual recorded in the previous financial year. We tested anesthesia services cash collections subsequent to year end by comparing the revenue accrual to the amounts actually collected.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2008.

Vancouver, Canada
March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
CRH Medical Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited CRH Medical Corporation’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following were identified and included in management’s assessment:

•	The Company did not have effective continuous risk assessment processes and there were insufficient resources to adequately assess risk.
•

The Company was unable to rely on internal controls within the service organization used to process anesthesia claims and revenue because that service organization did not provide a third-party attestation report with regard to internal controls over those processes and the Company’s existing review controls did not operate at a sufficient level of precision to compensate for this deficiency.

•

The Company had a combination of control deficiencies within its information technology (IT) general and application controls across the systems supporting the Company’s financial reporting processes, including access controls related to maintaining appropriate segregation of duties and super-user access. The Company concluded that process-level automated controls and manual controls that were dependent upon IT general controls, information and data derived from impacted IT systems were ineffective.

•	The Company did not involve personnel with sufficient knowledge and practical experience in performing the discounted cash flow modelling utilized in the impairment evaluation of intangible assets.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada
March 16, 2021

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

Chief Executive Officer	Chief Financial Officer
(signed) “Tushar Ramani”	(signed) “Richard Bear”

March 16, 2021	March 16, 2021

CRH MEDICAL CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

As at December 31, 2020 and 2019

	Note	2020	2019
Assets
Current assets:
Cash and cash equivalents		$3,919,747	$6,568,716
Trade and other receivables, net	5	23,323,473	20,041,288
Income tax receivable		2,942,008	1,332,129
Prepaid expenses and deposits		870,441	729,483
Loan to equity investee	10	226,000	—
Inventories		262,466	349,324
		31,544,135	29,020,940
Non-current assets:
Property and equipment, net	8,19	127,800	251,933
Right of use assets	7	1,063,804	214,854
Intangible assets, net	4,9,19	136,404,143	163,108,193
Deferred asset acquisition costs		68,211	59,249
Investment	4	2,016,076	—
Equity investment	10	104,180	—
Deferred tax assets	14	20,456,381	10,440,100
		160,240,595	174,074,329
Total assets		$191,784,730	$203,095,269
Liabilities
Current liabilities:
Trade and other payables	6	$7,023,060	$6,196,741
Employee benefits		789,409	992,845
Current portion of lease liability	7	272,480	125,555
Current tax payable		753,501	28,589
Deferred consideration		—	1,868,052
Earn-out obligation	16	907,459	1,063,060
Contract payable - CMS Advancement	11	1,900,589	—
Member loan	4	122,500	68,600
		11,768,998	10,343,442
Non-current liabilities:
Contingent consideration	4	2,634,317	—
Lease liability	7	832,514	54,300
Notes payable and bank indebtedness	12	70,600,615	68,380,345
Deferred tax liabilities	14	—	101,822
		74,067,446	68,536,467
Equity
Common stock, no par value; 71,674,647 and 71,603,584 shares issued and outstanding at December 31, 2020 and 2019, respectively	13	57,255,264	56,056,113
Additional paid-in capital		8,402,216	7,168,156
Accumulated other comprehensive loss		(66,772)	(66,772)
Retained earnings (loss)		(11,870,442)	13,154,981
Total equity attributable to shareholders of the Company		53,720,266	76,312,478
Non-controlling interest		52,228,020	47,902,882
Total equity		105,948,286	124,215,360
Total liabilities and equity		$191,784,730	$203,095,269

See accompanying notes to consolidated financial statements.
Commitments and contingencies (note 17)

Subsequent events (note 20)

CRH MEDICAL CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in United States dollars, except for number of shares)

Years ended December 31, 2020 and 2019

	Notes	2020	2019
Revenue:
Anesthesia services	19	$97,688,095	$110,306,431
Product sales	19	8,484,070	10,078,843
		106,172,165	120,385,274
Expenses:
Anesthesia services expense	19	100,217,372	94,506,039
Product sales expense	19	4,271,333	4,647,719
Corporate expense	19	8,439,419	6,549,321
		112,928,124	105,703,079
Operating income (loss)		(6,755,959)	14,682,195
Finance expense	15	2,151,137	6,609,618
Gain from equity investment	10	(16,416)	(1,766,968)
Impairment of intangible asset	9	27,008,037	—
Other income	11	(5,442,457)	—
Income before tax		(30,456,260)	9,839,545
Income tax expense (recovery)	14	(7,543,376)	1,627,061
Net and comprehensive income (loss)		$(22,912,884)	$8,212,484
Attributable to:
Shareholders of the Company		$(24,476,138)	$3,771,163
Non-controlling interest		1,563,254	4,441,321
		$(22,912,884)	$8,212,484
Earnings (loss) per share attributable to shareholders
Basic	13(f)	$(0.342)	$0.053
Diluted	13(f)	$(0.342)	$0.052
Weighted average shares outstanding:
Basic	13(f)	71,535,343	71,536,310
Diluted	13(f)	71,535,343	72,697,539

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Consolidated Statements of Changes in Equity

(Expressed in United States dollars, except for number of shares)

For the years ended December 31, 2020 and 2019

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (loss)	Non- controlling interest	Total equity
Balance as at January 1, 2019	72,055,688	55,372,884	9,329,335	(66,772)	12,916,565	59,739,165	137,291,177
Total net and comprehensive income for the year	—	—	—	—	3,771,163	4,441,321	8,212,484
Stock based compensation expense	—	—	976,962	—	—	—	976,962
Common shares issued on exercise of options	840,000	733,165	(306,799)	—	—	—	426,366
Common shares issued on vesting of share units	325,875	1,159,912	(1,159,912)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 13(e))	(1,607,579)	(1,209,848)	—	—	(3,532,747)	—	(4,742,595)
Cancellation of treasury shares (held as treasury shares as of 12/31/2018)	(10,400)	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(15,825,600)	(15,825,600)
Purchase of equity interest from non-controlling interest	—	—	(1,671,430)	—	—	(7,676,894)	(9,348,324)
Acquisition of non-controlling interest, including LWA price adjustment (note 4)	—	—	—	—	—	7,224,890	7,224,890
Balance as at December 31, 2019	71,603,584	$56,056,113	$7,168,156	$(66,772)	$13,154,981	$47,902,882	$124,215,360
Balance as at January 1, 2020	71,603,584	56,056,113	7,168,156	(66,772)	13,154,981	47,902,882	124,215,360
Total net and comprehensive income (loss) for the year	—	—	—	—	(24,476,138)	1,563,254	(22,912,884)
Stock based compensation expense	—	—	2,709,617	—	—	—	2,709,617
Common shares issued on exercise of options	25,000	19,007	(8,327)	—	—	—	10,680
Common shares issued on vesting of share units	446,563	1,493,179	(1,493,179)	—	—	—	—
Common shares repurchased in connection with normal course issuer bid and cancelled (note 13(e))	(400,500)	(311,066)	—	—	(545,253)	—	(856,319)
Common shares repurchased in connection with normal course issuer bid and held as treasury shares at December 31,2020 (2,500 shares)	—	(1,969)	—	—	(4,032)	—	(6,001)
Distributions to members	—	—	—	—	—	(12,945,380)	(12,945,380)
Acquisition of non-controlling interest, (note 4)	—	—	25,949	—	—	15,707,264	15,733,213
Balance as at December 31, 2020	71,674,647	57,255,264	8,402,216	(66,772)	(11,870,442)	52,228,020	105,948,286

See accompanying notes to consolidated financial statements.

CRH MEDICAL CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

For the years ended December 31, 2020 and 2019

	Notes	2020	2019 (Reclassification - see note 2(b))
Operating activities:
Net income (loss)		$(22,912,884)	$8,212,484
Adjustments for:
Depreciation of property, equipment and intangibles		40,658,314	35,009,070
Stock-based compensation		2,709,617	976,962
Unrealized foreign exchange		5,756	8,925
Deferred income tax recovery	14	(10,116,104)	(3,440,121)
Change in fair value of contingent consideration	15	(155,601)	2,861,204
Accretion on contingent consideration and deferred consideration	15	50,040	133,450
Amortization of deferred financing fees	15	372,835	276,260
Gain on equity investment		(16,416)	(1,766,968)
Impairment of intangible asset	9	27,008,037	—
Change in current tax receivable (payable)		(896,519)	939,779
Change in trade and other receivables		(3,244,859)	1,376,733
Change in prepaid expenses		(140,965)	132,290
Change in inventories		86,858	53,220
Change in trade and other payables, including contract payable		2,789,000	121,615
Change in employee benefits		(203,436)	110,654
Cash provided by operating activities		$35,993,673	$45,005,557
Financing activities
Proceeds from member loans		$122,500	$68,600
Repayment of member loans		(68,600)	(49,000)
Equity loan advance	10	(226,000)	—
Repayment of short-term advances		—	(26,783)
Repayment of notes payable and bank indebtedness		(14,000,000)	(82,550,000)
Proceeds on bank indebtedness		16,006,750	81,641,370
Payment of deferred financing fees		(159,314)	(839,892)
Payment of deferred consideration		(1,896,850)	(1,100,000)
Payment of earn-out obligation		—	(4,795,822)
Acquisition of equity interest from non-controlling interest		—	(9,924,381)
Distributions to non-controlling interest		(12,945,380)	(15,825,600)
Proceeds from the issuance of shares relating to stock-based compensation		10,680	426,366
Repurchase of shares for cancellation	13(e)	(862,320)	(4,742,595)
Cash used in financing activities		$(14,018,534)	$(37,717,737)
Investing activities
Acquisition of property and equipment		$(42,031)	$(59,508)
Deferred asset acquisition costs		(51,859)	(59,249)
Acquisition of professional services agreements	4	(22,465,280)	(15,052,058)
Acquisition of investment	4	(2,016,076)	—
Acquisition of equity investment	10	(49,925)	—
Distribution received from equity investment		—	136,650
Purchase adjustment relating to anesthesia service providers acquired in prior periods	4	—	4,366,000
Cash used in investing activities		$(24,625,171)	$(10,668,165)
Effects of foreign exchange on cash and cash equivalents		1,063	2,116
Decrease in cash and cash equivalents		(2,648,969)	(3,378,229)
Cash and cash equivalents, beginning of year		6,568,716	9,946,945
Cash and cash equivalents, end of year		$3,919,747	$6,568,716
Supplemental disclosure of cash interest and taxes paid:
Cash interest paid		$(1,949,694)	$(3,055,374)
Lease payments made		$(230,228)	$(369,262)
Non-cash acquisition financing		$(36,659)	$(800,985)
Taxes paid		$(3,431,921)	$(4,127,443)

See accompanying notes to consolidated financial statements.

1.	Reporting entity:

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
2.	Basis of preparation:
(a)	Basis of presentation:

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).
(b)	Reclassification adjustment relating to 2019 comparative period:

For the year ended December 31, 2019, the statements of cash flows were adjusted to reclassify Acquisition of equity interest from non-controlling interest from investing activities to financing activities given that the transaction is among owners.  As a result, net cash flows from investing activities and financing activities are presented as follows:

	For the year ended December 31, 2019
	As previously presented	Adjustment	As currently presented
Cash flows from financing activities	$(27,793,356)	$(9,924,381)	$(37,717,737)
Cash flows from investing activities	$(20,592,546)	$9,924,381	$(10,668,165)

(c)	Functional and presentation currency:

These consolidated financial statements are presented in United States dollars, which is the Company’s presentation currency.  The functional currency of the Company and its subsidiaries is the United States dollar.

(d)	Use of estimates, assumptions and judgments:

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

Significant areas requiring the use of management estimates relate to the assessment for impairment of intangible assets, estimates supporting reported anesthesia revenues and the determination of the likelihood of realization of deferred tax assets.

(ii)	Judgments:

Significant judgments made by management in the process of applying accounting policies and that have the most significant effect on the amounts recognized in the consolidated financial statements is the determination of control for the purposes of consolidation.

3.	Significant accounting policies:

The accounting policies have been applied consistently by the Company and its subsidiaries.

(a)	Basis of consolidation:

These consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are entities controlled by the Company through voting control and for anesthesia businesses, control over the assets and business operations of the subsidiary through operating agreements.  Control exists when the Company has the continuing power to govern the financial and operating polices of the investee. Subsidiaries are included in the consolidated financial results of the Company from the effective date of acquisition up to the effective date of disposition or loss of control. Non-controlling interests, if any, are valued at fair value at inception. All significant intercompany transactions and balances have been eliminated on consolidation.

(b)	Cash equivalents:

The Company considers all highly liquid investments with an original maturity of 90 days or less, when acquired, to be cash equivalents.
(c)	Foreign currency:

Transactions in foreign currencies are translated to the respective functional currencies of the subsidiaries of the Company at exchange rates at the date of the transaction.

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
(e)	Property and equipment, net:

Property and equipment are measured at cost less accumulated depreciation and accumulated impairment losses.

The estimated useful lives and the methods of depreciation for the current and comparative periods are as follows:

Asset	Basis	Rate

Computer equipment	Straight-line	4 years
Computer software	Straight-line	1 year
Furniture and equipment	Straight-line	5 years
Leasehold improvements initial lease	Straight-line	Shorter of initial lease term or useful life
Injection mold	Straight-line	5 years

These depreciation methods most closely reflect the expected pattern of consumption of the future economic benefits embodied in the asset.

Estimates for depreciation methods, useful lives and residual values are reviewed at each reporting period-end and adjusted if appropriate.

3.	Significant accounting policies (continued):
(f)	Intangible assets:

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

Asset	Basis	Rate

Intellectual property rights to the CRH O’Regan System	Straight-line	15 years
Intellectual property new technology	Straight-line	20 years
Exclusive professional services agreements	Straight-line	4.5 to 15 years

(g)	Impairment of non-financial assets:

The carrying amounts of the Company's non-financial assets, other than inventories and deferred tax assets, are reviewed at each reporting date to determine whether there are any events or changes in circumstances which indicate that the carrying value may not be recoverable from future undiscounted cash flows. Example factors that could trigger impairment reviews include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or strategy for the overall business and significant negative economic trends. Depending on the specific asset and circumstances, assets are assessed for impairment as an individual asset, as part of an asset group or at the reporting unit (“RU”) level. A reporting unit is an operating segment or one level below an operating segment if certain conditions are met. For the purpose of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of cash inflows from other assets or groups of assets.

If the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to be generated over the asset’s remaining useful life, the carrying amount of the asset is reduced to its estimated fair value. The fair value is determined by the projected future discounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. Projected cash flows are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions which may differ from actual cash flows.   The process of determining estimated fair value is complex and there is significant judgment applied in determining key assumptions in estimating fair value.  Significant assumptions included in projected cash flows include anesthesia case growth rates and revenue rates per case.

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

Income tax expense (recovery) is comprised of current and deferred tax.

3.	Significant accounting policies (continued):
(i)	Share-based compensation:

The Company records share-based compensation related to equity classified stock options and share units granted using using either the Black-Scholes model or Binomial model.  The vesting components of graded vesting employee awards, with only a service vesting condition, are accounted for as separate share-based arrangements. Each vesting installment is measured separately and expensed over the related installment’s vesting period. Compensation cost is measured at fair value at the date of grant and expensed as employee benefits over the period in which employees unconditionally become entitled to the award.  Forfeitures are estimated in recognizing share-based compensation, such that the amount ultimately recognized as an expense is based on the number of awards that do meet the related service and non-market performance conditions at the vesting date.
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

Finance costs also include changes in fair value of the Company’s earn-out obligation.
(n)	Asset acquisitions:

Asset acquisitions are accounted for using the cost accumulation and allocation method. The acquisition cost includes directly related acquisition costs. The cost of the acquisition is allocated to the net assets acquired on a relative fair value basis.

Contingent consideration, where the arrangement is not a derivative, is recognized when it is probable and estimable.  After the initial acquisition accounting, changes in contingent and deferred consideration are recorded as an adjustment to the related asset.

The Company’s policy is to recognize any non-controlling interest on consolidation either at fair value of the non-controlling interest or at the fair value of the proportionate share of the net assets acquired.

Where the Company acquires an asset via a step transaction, the Company remeasures any previously held interest to fair value.

3.	Significant accounting policies (continued):
(o)	Revenue recognition:

Our anesthesia service revenues are derived from anesthesia procedures performed under our professional services agreements.  The fees for such services are billed either to a third party payor, including Medicare or Medicaid or to the patient.  We recognize anesthesia service revenues, net of contractual adjustments and implicit price concessions, which we estimate based on the historical trend of our cash collections and contractual adjustments.  There is significant judgement involved in determining the estimated revenues that will be collected in the future due to the judgment required in estimating the amounts that third party payors will pay for services based on past collections.

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
(p)	Equity investments

Where the Company does not hold a majority interest in an entity, the Company assesses whether equity method accounting is required under US GAAP Accounting Standards Codification (“ASC”) 323 as well as under ASC 970-323, depending on whether the entity is an LLC.  Generally, the Company will account for an investment in an entity as an equity investment where the Company is able to exert significant influence over the operating or financial decisions of the investee, but where control is not established.

The Company records its equity investment initially at cost, including directly attributable third party costs, and subsequently measures its share of any earning or losses of the investee in the periods for which they are reported in the investee financial statements after elimination of any intra-entity profits and losses.
(q)	Adoption of new accounting policies:
i)	Government Assistance

As a result of the receipt of government stimulus measures in the year ended December 31, 2020 (see note 11), the Company has adopted the following accounting policy in respect of funds received. In general, a government grant is recognized if it is probable that it will be received and that the Company will comply with the conditions associated with the grant. If the conditions are met, the Company recognizes the grant in profit or loss on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate for. For grants related to income, a Company can elect to either offset the grant against the related expenditures or include it in other income. Government assistance received by the Company during the period which met the recognition criteria, has been accounted for as government grants related to income and has been included in other income. Where stimulus is received in the form of a forgivable loan, such as the Paycheck Protection Program (“PPP”), the Company has opted to apply government grant accounting and will recognize the proceeds within other income upon concluding that forgiveness of the loan is probable and that the Company has complied with the relevant provisions of the program. If forgiveness of the loan is not probable, it is presented as a loan on the balance sheet as of the end of the reporting period.

3.	Significant accounting policies (continued):

ii)	Investments

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

(r)	New standards and interpretations not yet applied:
(i)	Credit Losses

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

During the year ended December 31, 2020, the Company completed six asset acquisitions. These asset acquisitions have been included in the anesthesia segment of the Company and represents the following:

Acquired Operation	Date Acquired	Consideration
Lake Lanier Anesthesia Associates LLC ("LLAA")	June 2020	$5,428,514
Metro Orlando Anesthesia Associates LLC ("MOAA")	June 2020	$3,137,543
Central Virginia Anesthesia Associates LLC ("CVAA")	July 2020	$5,252,886
Orange County Anesthesia Associates LLC ("OCAA")	August 2020	$6,251,015
Coastal Carolina Sedation Associates LLC ("CCSA")	September 2020	$1,850,381
FDHS Anesthesia Associates LLC ("FDHS")	December 2020	$2,921,555

4.	Asset acquisitions (continued):

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition as the Company has control over these entities.

The following table summarizes the fair value of the consideration transferred and the allocated costs of the assets and liabilities acquired at the acquisition date.

	LLAA	MOAA	CVAA	OCAA	CCSA	FDHS	Total
Cash	$5,379,954	$2,803,500	$2,800,000	$6,200,000	$1,800,000	$2,840,000	$21,823,454
Contingent consideration	$—	$294,214	$2,306,971	$—	$—	$—	$2,601,185
Acquisition costs	$48,560	$39,829	$145,915	$51,015	$50,381	$81,555	$417,255
Purchase consideration	$5,428,514	$3,137,543	$5,252,886	$6,251,015	$1,850,381	$2,921,555	$24,841,894
Non-controlling interest	$1,809,504	$1,045,848	$5,046,890	$3,220,220	$1,777,816	$2,806,986	$15,707,264
	$7,238,018	$4,183,391	$10,299,776	$9,471,235	$3,628,197	$5,728,541	$40,549,158
Assets and liabilities acquired:
Exclusive professional services agreements	$7,238,018	$4,183,391	$10,299,776	$9,471,235	$3,628,197	$5,728,541	$40,549,158
Fair value of net identifiable assets and liabilities acquired	$7,238,018	$4,183,391	$10,299,776	$9,471,235	$3,628,197	$5,728,541	$40,549,158
Exclusive professional services agreements – amortization term	5 years	5 years	5 years	7 years	7 years	7 years
CRH ownership interest	75%	75%	51%	66%	51%	51%

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

As part of the MOAA transaction, the Company is required to pay $311,500 to the seller after the second anniversary date of the transaction dependent on MOAA meeting certain earnings before interest, tax, depreciation and amortization (“EBITDA”) targets during the first and second year after the transaction date. Based on the Company’s current forecasts, the Company believes it probable that the EBITDA targets will be met. If the EBITDA targets are not met, no contingent consideration is payable.

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

Additionally, on December 31, 2020, the Company completed an asset purchase agreement to acquire an additional professional services agreement in its West Florida Anesthesia Associates LLC entity.  The total cash consideration was $230,000 and the Company incurred $16,978 in transaction costs related to the agreement.  The transaction is being accounted for as an asset transaction, with the asset amortized over 5 years.

4.	Asset acquisitions (continued):

For those asset acquisitions where CRH ownership interest is less than 100%, in conjunction with the acquisition, both the Company and the non-controlling interest shareholder contributed loans.  The terms of the loans are such that they will be repaid first, prior to any future distributions and are non-interest bearing.

	LLAA	MOAA	CVAA	OCAA	CCSA	FDHS	Total
CRH member loan	$281,250	$168,750	$114,750	$132,000	$127,500	$127,500	$951,750
Non-controlling interest member loan	$93,750	$56,250	$110,250	$68,000	$122,500	$122,500	$573,250
Amount outstanding at December 31, 2020	$—	$—	$—	$—	$—	$250,000	$250,000

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

4.	Asset acquisitions (continued):

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

5.	Trade and other receivables:

	2020	2019
Trade receivables, gross	$23,264,840	$20,024,916
Other receivables	81,767	50,756
Less: allowance for doubtful accounts	$(23,134)	(34,384)
	$23,323,473	$20,041,288
Anesthesia segment – trade receivables, gross	$22,082,820	$19,081,177
Product segment – trade receivables, gross	1,182,020	943,739
	$23,264,840	$20,024,916

6.	Trade and other payables:

	2020	2019
Trade payables	$946,758	$1,213,276
Accruals and other payables	6,059,430	4,983,465
Government assistance - Paycheck Protection Program ("PPP") (note 11)	16,872	—
	$7,023,060	$6,196,741

7.	Right of use assets and related obligations:

The Company has applied the exemption to treat short-term leases as executory contracts as well as applied the practical expedient to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.  During the year ended December 31, 2020, the Company incurred total operating lease expenses of $340,726 (2019 - $369,263); this included lease expenses associated with fixed lease payments of $306,635 (2019 - $285,890) and variable lease payments of $34,091 (2019 - $83,373).

Lease expense is allocated to operating segments based on the location of the leases, as follows:

	2020	2019
Anesthesia services expense	$166,086	$118,943
Product sales expense	87,320	125,160
Corporate expense	87,320	125,160
	$340,726	$369,263

The weighted average lease term of the Company’s three premises leases is 4.46 years.  During the year ended December 31, 2020, the Company entered into a new 5.25 year lease for office space for its Atlanta office location.  This lease includes a renewal option to further extend the lease for 2 additional 5-year terms.  The Company has not included the 2 additional 5-year renewal terms  in its calculation of the lease liability.  The weighted average discount rate used by the Company in calculating the obligation relating to right of use assets is based on US Corporate BBB effective bond yields at December 31, 2020.

The following table presents a maturity analysis of the Company’s undiscounted lease obligations for each of the next five years, reconciled to the obligation as recorded on the balance sheet.

Undiscounted lease payments
2021	$300,354
2022	225,769
2023	231,977
2024	238,357
2025	182,853
$1,179,310
Accretion related to outstanding lease obligations	(74,316)
Total	$1,104,994
Current obligation relating to right of use assets	$272,480
Long-term obligation relating to right of use assets	$832,514
Total	$1,104,994

8.	Property and equipment:

Property and equipment consist of the following:

	December 31,
	2020	2019
Computer equipment and software	$146,045	$124,640
Furniture and equipment	283,446	267,051
Leasehold improvements	10,015	5,784
Injection mold	408,062	408,062
Property and equipment	$847,568	$805,537
Less: Accumulated depreciation	(719,768)	(553,604)
Property and equipment, net	$127,800	$251,933

9.	Intangible assets:

	Professional Services Agreements	Patents	Total
Cost
Balance as at January 1, 2019	$256,491,260	$532,598	$257,023,858
Additions through asset acquisitions and adjustments (note 4)	18,622,130	—	18,622,130
Balance as at December 31, 2019	$275,113,390	$532,598	$275,645,988
Additions through asset acquisitions (note 4)	40,796,136	—	$40,796,136
Impairment of intangible asset	(27,008,037)	—	$(27,008,037)
Balance as at December 31, 2020	$288,901,489	$532,598	$289,434,087

	Professional Services Agreements	Patents	Total
Accumulated depreciation
Balance as at January 1, 2019	$77,139,732	$499,863	$77,639,595
Amortization expense and adjustments (note 4)	34,895,944	2,256	34,898,200
Balance as at December 31, 2019	$112,035,676	$502,119	$112,537,795
Amortization expense	40,490,267	1,882	40,492,149
Balance as at December 31, 2020	$152,525,943	$504,001	$153,029,944

	Professional Services Agreements	Patents	Total
Net book value
December 31, 2020	$136,375,546	$28,597	$136,404,143
December 31, 2019	$163,077,714	$30,479	$163,108,193

At December 31, 2020, the Company identified indicators of impairment in respect of three of its professional services agreements relating to financial performance and contract non-renewal.  For each professional services agreement identified, the Company performed undiscounted cash flow modelling which estimated future cash flows based upon expected contract renewal assumptions.  The impact of the COVID-19 pandemic (see note 17), has been incorporated into the Company’s key assumptions and underlying cash flow estimates; however, due to uncertainties in the estimates that are inherent to the Company's industry and uncertainties around the duration and longevity of the pandemic, actual results could differ significantly from the estimates made. Many significant assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit.

Upon performing undiscounted cash flow models for these assets, the Company identified only one asset that required further review for impairment: Gastroenterology Anesthesia Associates LLC (“GAA”).

The requirement to further assess this asset was driven by non-renewal of the Company’s GAA professional services agreement assets.  On December 22, 2020, the Company received notice that these professional services agreements would not be renewed.  CRH provided anesthesia services to 12 surgery centers in the Greater Atlanta market via these professional services agreements, representing approximately 17% of the Company’s 2020 revenue.  The majority of the professional services agreements were acquired in conjunction with the GAA acquisition in 2014.  At the time of acquisition, CRH estimated a useful life of 12 years for these professional services agreements.

The Company performed discounted cash flow modelling for these assets and compared the resultant discounted cash flows expected over the life of the assets, estimated to be approximately 10 months, to the carrying amounts as at December 31, 2020. The income approach is used for the quantitative assessment to estimate the fair value of the assets, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections for these assets involves the use of significant assumptions, including revenue rates per case and expected case counts.

9.	Intangible assets (continued):

As a result of performing the above discounted cash flow analysis, the Company has recorded an impairment charge of $27,008,037 in relation to its GAA professional services agreements.  The discounted cash flow analysis is highly sensitive to revenue rates per case and expected case counts.  A +/-1% change in the revenue rate per case utilized would result in a $120,000 adjustment to the impairment charge taken.  Similarly, a +/- 1% change in the expected case counts would result in a $110,000 adjustment to the impairment charge taken.  Due to uncertainties in the estimates that are inherent to the Company's industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the assets.

As a result of the impairment of these assets, the Company will record a tax recovery of approximately $6.6 million as a result of these assets continuing to be tax deductible.

At December 31, 2019, the Company identified indicators of impairment in respect of six of its professional services agreements.  Upon performing undiscounted cash flow models for these assets, the Company identified only two assets that required further review for impairment. No impairment was indicated based on the discounted cash flow modelling performed.

Various of the Company’s professional services agreements are subject to renewal terms.  The weighted average period before the Company’s professional services agreements are up for renewal is 2.76 years.  The weighted average remaining amortization period for the Company’s professional services agreements is 3.32 years.

Based on the Company’s professional services agreements in place at December 31, 2020, the Company anticipates that the amortization expense to be incurred by the Company over the next five years is as follows:

Amortization Expense
For professional services agreements as at December 31, 2020:
2021	$39,774,863
2022	26,887,710
2023	22,741,294
2024	20,817,379
2025	11,378,480
$121,599,726

10.	Equity investment:

In June 2020, the Company entered into an agreement with 6 doctors located in North Carolina to assist these doctors in the development and management of a monitored anesthesia care program.  Under the terms of the agreement, CRH is a 15% equity owner in the anesthesia business, Western Carolina Sedation Associates LLC (“WCSA”) and receives compensation for its billing and collections services.  Under the terms of the limited liability company agreement, CRH has the right, at CRH’s option, to acquire an additional 36% interest in the anesthesia business at a future date, but no sooner than September 2021.  The Company assessed and concluded that as WCSA is an LLC entity, equity method accounting is required.  WCSA began operations on October 1, 2020, at which time the Company provided a loan of $226,000 to the investment for working capital purposes and is expected to be repaid within twelve months of issue.

The option agreement was determined to be an executory contract and was determined to have only nominal value upon grant and as at December 31, 2020.

The following table provides a summary of the Company’s investment in WCSA as at December 31 2020:

12 months ended December 31, 2020
Beginning balance	$—
Directly attributable transaction costs	49,925
Share of net income	54,255
Member distributions	—
Ending balance	$104,180

10.	Equity investment (continued):

The following tables summarize unaudited financial information for our equity method investee:

Balance sheet	December 31, 2020
Current assets	$650,063
Non-current assets	—
Total assets	$650,063
Current liabilities	$334,498
Non-current liabilities	—
Shareholder's equity	315,565
Total liabilities and shareholders' equity	$650,063

Results of operations	Twelve months ended December 31, 2020
Anesthesia revenue	$576,686
Anesthesia services expense	(261,121)
Net income	$315,565

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

Results of operations	Ten months ended October 31, 2019
Anesthesia revenue	$4,169,162
Anesthesia services expense	(1,514,704)
Net income	$2,654,458

11.	Government assistance:

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

The Company anticipates forgiveness of the loan over the Covered Period indicated. As the Company has accounted for the loan as a government grant related to income, the Company has recognized within other income $2,928,748 of the loan proceeds as at December 31, 2020 with $16,872 included within accounts payable. The Company has and will recognize the grant in earnings on a systematic basis in line with the recognition of eligible expenses.

11.	Government assistance (continued):

During the year ended December 31, 2020, the Company also received additional funds of $2,445,046 under the CARES Act HHS Stimulus Fund.  The CARES Act provided funding to eligible healthcare providers to prevent, prepare for and respond to COVID-19. The funds were intended to reimburse healthcare providers for lost income attributable to COVID-19 and for healthcare related expenses. Consistent with the accounting applied to the PPP loan, the Company has accounted for the HHS Stimulus funds as government grants related to income. As there are no repayment provisions under the CARES Act and the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the year ended December 31, 2020.

During the year ended December 31, 2020, the Company also received additional funds of $68,663 under the Canadian Employee Wage Subsidy (“CEWS”) program.  As the Company has assessed that it has complied with the conditions of this program, funds received under this program have been recognized in other income in the year ended December 31, 2020.

During the year ended December 31, 2020, the Company also received $1,900,589 under the Medicare Accelerated and Advanced Payment Program. The Center for Medicare and Medicaid Services (“CMS”) offers accelerated and advance payments in a number of circumstances, including in national emergencies to accelerate cashflow to impacted healthcare providers and suppliers. During the quarter ended September 30, 2020, the CMS amended the recoupment process for these funds: under the Continuing Appropriations Act, 2021 and Other Extensions Act, repayment will now begin one year from the issuance date of each provider or supplier's accelerated or advance payment. After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months. At the end of the 11-month period, recoupment will increase to 50% for another 6 months. As a result of the recoupment process, CRH has recognized the funds received as a liability on the balance sheet, including them within contract payable – CMS advancement at period end.
12.	Notes payable:

	December 31,
	2020	2019
Current portion	$—	$—
Non-current portion	70,600,615	68,380,345
Total loans and borrowings	$70,600,615	$68,380,345

12.	Notes payable (continued):

J.P. Morgan Chase (“JP Morgan Facility”)

On October 22, 2019, the Company entered into a three year revolving credit line which provides up to $200 million in borrowing capacity.   The JP Morgan Facility includes a committed $125 million facility and access to an accordion feature that increases the amount of the credit available to the Company by $75 million.  Interest on the facility is calculated with reference to LIBOR plus 1.25% to 1.75%, dependent on the Company’s Total leverage ratio.  The JP Morgan Facility is secured by the assets of the Company and matures on October 22, 2022.   Since the JP Morgan Facility is a syndicated facility, which includes the Bank of Nova Scotia as a lender, any remaining deferred financing fees under the Company’s previous Scotia Facility were retained and will be amortized over the term of the new facility.  The Company incurred deferred financing fees of $839,893 in connection with this facility in the year ended December 31, 2019 and incurred additional deferred fees of $125,000 in the year ended December 31, 2020 when the Company further amended its facility on September 18, 2020.  This amendment, in conjunction with a previous amendment dated August 13, 2020, allows for the Company to engage in investments where less than 51% equity ownership is held and also amended the Company’s Total Leverage Ratio to not greater than 3.50:1.00 until the quarter ended June 30, 2021.  Should the Company’s PPP loan be forgiven prior to June 30, 2021, the ratio is amended downward to 3.25:1.00.  After June 30, 2021, the Total Leverage Ratio will revert back to 3.00:1.00.  The remaining unamortized fees relating to the JP Morgan Facility and the deferred financing fees under the previous Scotia Facility, as of December 31, 2020 were $747,505.  Under the JP Morgan Facility, there are no quarterly or annual repayment requirements. As of December 31, 2020, the Company had drawn $71,348,120 on the JP Morgan Facility (2019 - $69,341,370). As at December 31, 2020, the Company is required to maintain the following financial covenants in respect of this Facility:

Financial Covenant	Required Ratio
Total leverage ratio	Not greater than 3.50:1.00
Interest coverage ratio	Not less than 3.00:1.00

The Company is in compliance with all covenants as at December 31, 2020.

The consolidated minimum loan payments (principal) in the future for all loan agreements in place as of December 31, 2020 are as follows:

Minimum Principal
At December 31, 2020
2021	—
2022	71,348,120
$71,348,120

13.	Share capital:
(a)	Authorized:

100,000,000 common shares without par value.

(b)	Issued and outstanding – common shares:

Other than in connection with shares issued in respect of the Company’s share unit and share option plans and in connection with the Company’s normal course issuer bid (note 13(e)), there were no share transactions in the years ended December 31, 2020 and 2019.

13.	Share capital (continued):
(c)	Stock option plan:

Under the Company’s Stock Option Plan, the Company may grant options to its directors, officers, consultants and eligible employees.  The plan provides for the granting of stock options at the fair market value of the Company’s stock at the date of grant, and the term of options range from two to ten years. The Board of Directors may, in its sole discretion, determine the time during which options shall vest and the method of vesting.  As a result of the Share Unit plan approved in June 2020, the Company is authorized to grant a total of 1,826,096 options or share units under its Equity Compensation Plans.    A summary of the status of the plan as of December 31, 2020 and 2019 is as follows (options are granted in CAD and USD amounts are calculated using prevailing exchange rates):

	Number of options	Weighted average exercise price
		CAD	USD
Outstanding, January 1, 2019	1,344,687	$0.69	$0.53
Issued	500,000	3.56	2.73
Exercised	(840,000)	(0.68)	(0.52)
Forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2019	1,004,687	$2.12	$1.63
Issued	—	—	—
Exercised	(25,000)	(0.60)	(0.47)
Forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2020	979,687	$2.16	$1.69

All but 375,000 options are vested as of December 31, 2020 (2019 – 500,000 options).

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

There is no dividend yield because the Company does not pay, and does not plan to pay, cash dividends on its common shares.  The expected stock price volatility is based on the historical volatility of the Company’s average monthly stock closing prices over a period equal to the expected life of each option grant.  The risk-free interest rate is based on yields from Canadian Government Bond yields with a term equal to the expected term of the options being valued.  The expected life of options represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behaviour.

For those options that were exercised in 2020, the intrinsic value of the options that were exercised was $32,555 and the fair value of the options that were exercised was $8,327.

For those options that were exercised in 2019, the intrinsic value of the options that were exercised was $2,067,497 and the fair value of the options that were exercised was $306,798.

13.	Share capital continued:
(c)	Stock option plan (continued):

The following table summarizes information about the stock options outstanding as at:

December 31, 2020:

Exercise price		Options outstanding				Options exercisable
$CAD	$USD	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)	Number of options	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)
0.60 - 0.70	0.47 - 0.55	479,687	3.06	0.69	0.54	479,687	0.69	0.54
3.56 - 3.56	2.79 - 2.79	500,000	8.27	3.56	2.79	125,000	3.56	2.79

December 31, 2019:

Exercise price		Options outstanding				Options exercisable
$CAD	$USD	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)	Number of options	Weighted average exercise price ($CAD)	Weighted average exercise price ($USD)
0.60 - 0.70	0.46 - 0.57	504,687	4.05	0.69	0.53	504,687	0.69	0.53
3.56 - 3.56	2.73 - 2.73	500,000	9.27	3.56	2.73	—	—	—

For the year ended December 31, 2020, the Company recognized $237,284 (2019 - $239,413), in compensation expense as a result of stock options awarded and vested.  Compensation expense is recorded in the consolidated statement of operations and comprehensive income and is allocated to product sales expenses, corporate expenses and anesthesia expenses on the same basis as the allocations of cash compensation.  See note 19.

(d)	Share unit plan:

In June 2017, the shareholders of the Company approved a Share Unit Plan and the plan was subsequently amended and approved in June 2020.   Employees, directors and eligible consultants of the Company and its designated subsidiaries are eligible to participate in the Share Unit Plan. In accordance with the terms of the plan, the Company will approve those employees, directors and eligible consultants who are entitled to receive share units and the number of share units to be awarded to each participant. Each share unit awarded conditionally entitles the participant to receive one common share of the Company upon attainment of the share unit vesting criteria.  The vesting of share units is conditional upon the expiry of time-based vesting conditions or performance-based vesting conditions or a combination of the two.  Once the share units vest, the participant is entitled to receive the equivalent number of underlying common shares; the Company issues new shares in satisfying its obligations under the plan.  As at December 31, 2020, the Company is authorized to grant a further 1,826,096 option or share unit awards under its Equity Compensation Plans.

13.	Share capital continued:
(d)	Share unit plan (continued):

A summary of the status of the share unit plan as of December 31, 2020 and 2019 is as follows:

	Time based share units	Performance based share units
Outstanding, January 1, 2019	1,045,250	1,500,000
Issued	1,553,125	—
Exercised	(325,875)	—
Forfeited	(125,000)	(550,000)
Expired	—	—
Outstanding, December 31, 2019	2,147,500	950,000
Vested	—	—
Expected to vest	2,147,500	—
Outstanding, January 1, 2020	2,147,500	950,000
Issued	751,250	—
Exercised	(446,563)	—
Forfeited	(115,625)	—
Expired	—	—
Outstanding, December 31, 2020	2,336,562	950,000
Vested	—	—
Expected to vest	2,336,562	—

	Time based share units	Performance based share units
Outstanding, January 1, 2020	2,147,500	-
Weighted average contractual life (years)	3.03	7.02
Outstanding, December 31, 2020	2,336,562	950,000
Weighted average contractual life (years)	2.53	6.02

For those share units that vested in 2020, the intrinsic value of the share units that vested was $1,130,815 and the fair value of the share units that vested was $1,493,178.

For those share units that vested in 2019, the intrinsic value of the share units that vested was $1,038,456 and the fair value of the share units that vested was $1,159,913.

During the year ended December 31, 2020, the Company granted 751,250 time based share units.  The weighted average fair value for the time based units at the date of grant was $2.15 (CAD$2.80) per unit. The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the year ended December 31, 2020, the Company issued 446,563 shares in respect of the 446,563 time-based share units which vested during the year.

During the year ended December 31, 2019, the Company granted 1,553,125 time based share units . The weighted average fair value for the time based units at the date of grant was $2.93 (CAD$3.81) per unit.    The fair value per unit was based on the market value of the underlying shares at the date of issuance.

During the year ended December 31, 2019, the Company issued 325,875 shares in respect of the 325,875 time-based share units which vested during the year.

During the year ended December 31, 2020, the Company recognized $2,472,333 (2019 - $737,548), in compensation expense in relation to the granting and vesting of share units. See note 19 for allocation of expense between the Company’s segments.

13.	Share capital continued:

(e)	Normal Course Issuer Bid:

On November 6, 2017, the Board of Directors of the Company approved a normal course issuer bid to purchase outstanding shares of the Company.  On November 8, 2018, the Company’s normal course issuer bid was renewed, with subsequent renewals on November 6, 2019 and November 19, 2020.  Under the renewed bid, the Company may purchase up to 6,999,137 shares pursuant to the bid, representing no more than 9.8% of the Company’s shares outstanding on October 30, 2020.  All purchases of shares under the bid are made pursuant to an Automated Share Purchase Plan.  Subject to any block purchases made in accordance with the rules of the TSX, the bid is subject to a daily repurchase maximum of 39,673 shares.  Shares are purchased at the market price of the shares at the time of purchase and are purchased on behalf of the Company by a registered investment dealer through the facilities of the TSX or alternative Canadian and US marketplaces.

During 2020, the Company repurchased 403,000 of its shares for a total cost, including transaction fees, of $865,302 (CAD$1,164,632). As at December 31, 2020, 400,500 of these shares have been cancelled, with the remaining 2,500 shares scheduled for cancellation on January 8, 2021.

During 2019, the Company repurchased 1,607,579 of its shares for a total cost, including transaction fees, of $4,754,295 (CAD$6,313,347). As at December 31, 2019,  all of the repurchased shares had been cancelled.

(f)	Earnings per share:

The calculation of basic earnings per share for the years ended December 31, 2020 and 2019 is as follows:

	2020			2019
	Net earnings	Weighted average number of common shares outstanding	Per share amount	Net earnings	Weighted average number of common shares outstanding	Per share amount
Net earnings attributable to shareholders:
Earnings per common share:
Basic	$(24,476,138)	71,535,343	(0.342)	$3,771,163	71,536,310	$0.053
Share options		—			421,249
Share units		—			739,980
Diluted	$(24,476,138)	71,535,343	$(0.342)	$3,771,163	72,697,539	$0.052

For the year ended December 31, 2020, 979,687 options (2019 –583,438) and 3,286,562 share units (2019 – 2,357,520) were excluded from the diluted weighted average number of common shares calculation as they are anti-dilutive.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options was based on quoted market prices for the period during which the options were outstanding.  The treasury method is used to determine the calculation of dilutive shares.

14.	Income taxes:
(a)	Income tax expense is comprised of the following:

	2020	2019
Current tax expense	$2,572,728	$5,067,182
Deferred tax recovery	(10,116,104)	(3,440,121)
Total tax expense	$(7,543,376)	$1,627,061

The reconciliation of income tax computed at statutory tax rates to income tax expense, using a 27% (2019 – 27%) statutory rate, is:

	2020	2019
Net income before tax – Canada	$6,761,468	$6,889,481
Net income before tax – United States	(37,217,728)	2,950,064
Net income before tax – All jurisdictions	$(30,456,260)	$9,839,545
Tax expense at statutory income tax rates	$(8,223,190)	$2,656,677
Permanent differences	(96,384)	(50,235)
Income attributable to non-controlling interest	(421,055)	(1,192,280)
Foreign income taxed at different rates	996,636	33,189
Impact of change in tax rates	314,056	26,902
Other	(113,439)	152,808
Total tax expense	$(7,543,376)	$1,627,061

(b)	Deferred tax assets and liabilities:

The Company had the following deferred tax assets and liabilities resulting from temporary differences recognized for financial statement and income tax purposes.

	2020	2019
Deferred tax assets:
Property and equipment	$38,391	2,684
Intangible assets	18,461,272	9,222,824
Finance related costs	4,335	224,986
Reserves	55,464	64,755
Share transaction costs	643,733	—
Stock-based compensation	1,052,095	767,228
Earn-out obligation	221,751	265,660
Deferred tax liabilities:
Property and equipment	—	(23,757)
Deferred consideration	—	(4,226)
Reserves	(2,557)	(83,206)
Unrealized foreign exchange	(18,103)	(20,610)
Finance related costs	—	(78,060)
Net deferred tax asset	$20,456,381	$10,338,278

14.	Income taxes (Continued):
(b)	Deferred tax assets and liabilities (Continued):

Deferred tax assets by jurisdiction	2020	2019
Canada:
Deferred tax asset	$36,851	$—
Deferred tax liability	—	(101,822)
Net deferred tax asset (liability)	$36,850	$(101,822)
United States:
Deferred tax asset	$20,440,190	$10,548,137
Deferred tax liability	(20,659)	(108,037)
Net deferred tax asset (liability)	$20,419,531	$10,440,100

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

As at December 31, 2020 and 2019, the Company had no valuation allowance against its deferred income tax assets.  The Company currently does not have any unrecognized tax benefits or material uncertain tax positions.

The Company currently files income tax returns in Canada and the US, the jurisdiction in which the Company believes that it is subject to tax.  The Company is currently under audit by the IRS for its 2017 taxation year.   Management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2016 to 2020 remain subject to Canadian income tax examinations. Tax years ranging from 2017 to 2020 remain subject to U.S. income tax examinations.

15.	Net finance expense

Recognized in earnings in the years ended December 31:

	2020	2019
Finance expense:
Interest and accretion expense on borrowings	$1,883,863	$3,288,704
Accretion expense on earn-out obligation and deferred consideration	50,040	133,450
Amortization of deferred financing fees	372,835	276,260
Net change in fair value of financial liabilities at fair value through earnings	(155,601)	2,861,204
Other	—	50,000
Total finance expense	$2,151,137	$6,609,618
Net finance expense	$2,151,137	$6,609,618

16.	Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, trade and other receivables, investments, trade and other payables, employee benefit obligations, loans, notes payable and bank indebtedness, deferred consideration and the Company’s earn-out obligation.  The fair values of these financial instruments, except the Company’s investment, notes payable balances, the deferred consideration and the earn-out obligation, approximate carrying value because of their short-term nature.

The Company’s investment, which is recorded at cost, does not have a readily determinable fair value.  The Company has assessed whether there any changes in the investment which would indicate impairment at December 31, 2020 and concluded that there is no impairment of this asset.

The Company’s Notes Payable balance, which is comprised of the JP Morgan Facility, is a floating rate instrument which is based on LIBOR plus 1.25% to 1.75% dependent on the Company’s total Leverage Ratio.  As a result, a portion of the interest on this instrument is fixed rate.   The Company has estimated the fair value of this financial instrument to be $70,884,761 as at December 31, 2020 based on Level 3 unobservable inputs.  The fair value of the Company’s Notes Payable balance approximated book value as at December 31, 2019 due to the facility’s interest rates being set shortly before period end.

The Company’s deferred consideration, related to its MOAA and CVAA acquisitions, approximates fair value as the amounts payable under these deferred consideration arrangements are discounted based on Corporate BBB effective bond yields.

The Company’s earn-out obligation is recorded at fair value.

An established fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Liabilities	December 31, 2020	Level 1	Level 2	Level 3
Earn-out obligation	$907,459	$—	$—	$907,459
Total	$907,459	$—	$—	$907,459

Liabilities	December 31, 2019	Level 1	Level 2	Level 3
Earn-out obligation	$1,063,060	$—	$—	$1,063,060
Total	$1,063,060	$—	$—	$1,063,060

16.	Financial instruments (Continued):

The Company’s earn-out obligation is measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The earn-out obligation relates to the Company’s Gastroenterology Anesthesia Associates LLC acquisition, which was acquired in 2014.  As part of the business combination, the Company is required to pay consideration contingent on the post-acquisition earnings of the acquired asset. The Company expects to pay the remaining obligation of $907,459 within the first quarter of 2021. The Company measures the fair value of the earn-out obligation based on its best estimate of the cash outflows payable in respect of the earn-out obligation.  This valuation technique includes inputs relating to estimated cash outflows under the arrangement.  The Company evaluates the inputs into the valuation technique at each reporting period.  During the year ended December 31, 2020, the Company revised its estimate underlying the remaining amount to be paid under the earn-out obligation. The amendment of the cash outflow estimates underlying the earn-out resulted in an decrease of $155,601 for the year ended December 31, 2020 to the fair value of the earn-out obligation.  The impact of this adjustment was recorded through finance expense in the period.

Reconciliation of level 3 fair values:

Earn-out obligation
Balance as at January 1, 2019	$2,920,583
Payment	(4,795,822)
Recorded in finance expense:
Accretion expense	77,095
Fair value adjustment	2,861,204
Balance as at January 1, 2020	$1,063,060
Recorded in finance expense:
Fair value adjustment	(155,601)
Balance as at December 31, 2020	$907,459

The Company’s financial instruments are exposed to certain financial risks, including credit risk, and market risk.

(a)	Credit risk:

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

As at December 31, 2020, the Company’s only interest bearing liability is its JP Morgan Facility.  With respect to the Company’s Facility, with all other variables held constant, a 10% increase in the interest rate would have reduced net income by approximately $188,000 (2019 - $329,000) for the year ended December 31, 2020.  There would be an equal and opposite impact on net income with a 10% decrease.

17.	Commitments and contingencies:

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

From time to time, the Company is subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

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
18.	Related party transactions:

Balances and transactions between the Company and its wholly owned and controlled subsidiaries have been eliminated on consolidation and are not disclosed in this note.  Details of the transactions between the Company and other related parties are disclosed below:

(a)	Related party transactions:

During the year ended December 31, 2020, the Company made product sales totaling $28,475 (2019 - $35,095) to one company owned or controlled by one of the Company’s Directors.  The transaction terms with related parties may not be on the same price as those that would result from transactions among non-related parties.  There were no amounts owing by or to this related party as of December 31, 2020 (2019 - $nil).

19.	Segmented information:

The Company operates in two industry segments: the sale of medical products and the provision of anesthesia services.  The revenues relating to geographic segments based on customer location, in United States dollars, for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Revenue:
Canada and other	$181,372	$225,807
United States	105,990,793	120,159,467
Total	$106,172,165	$120,385,274

The Company’s revenues are disaggregated below into categories which differ in terms of the economic factors which impact the amount, timing and uncertainty of revenue and cash flows.

	2020	2019
Revenue:
Commercial Insurers	$79,609,199	$90,332,380
Federal Insurers	17,715,466	19,404,851
Physicians	8,484,070	10,078,843
Other	363,430	569,200
Total	$106,172,165	$120,385,274

19.	Segmented information (Continued):

The Company’s property and equipment, intangibles, other assets and total assets are located in the following geographic regions as at December 31, 2020 and 2019:

	2020	2019
Property and equipment:
Canada	$78,820	$210,386
United States	$48,980	41,547
Total	$127,800	$251,933
Intangible assets:
Canada	$28,596	$30,478
United States	$136,375,547	163,077,715
Total	$136,404,143	$163,108,193
Total assets:
Canada	$3,379,636	$3,231,845
United States	$188,405,094	199,863,424
Total	$191,784,730	$203,095,269

The financial measures reviewed by the Company’s Chief Operating Decision Maker are presented below for the years ended December 31, 2020 and 2019.  The Company does not allocate expenses related to corporate activities.  These expenses are presented within “Other” to allow for reconciliation to reported measures.

	2020
	Anesthesia services	Product sales	Other	Total
Revenue	$97,688,095	$8,484,070	$—	$106,172,165
Operating costs	100,217,372	4,271,333	8,439,419	112,928,124
Operating income (loss)	$(2,529,277)	$4,212,737	$(8,439,419)	$(6,755,959)

	2019
	Anesthesia services	Product sales	Other	Total
Revenue	$110,306,431	$10,078,843	$—	$120,385,274
Operating costs	94,506,039	4,647,719	6,549,321	105,703,079
Operating income (loss)	$15,800,392	$5,431,124	$(6,549,321)	$14,682,195

Additionally, the company incurs the following in each of its operating segments:

	2020
	Anesthesia services	Product sales	Other	Total
Finance expense	$(105,561)	$—	$2,256,698	$2,151,137
Stock based compensation expense	$551,323	$342,361	$1,815,933	$2,709,617
Depreciation and amortization expense	$40,504,339	$69,604	$84,370	$40,658,314

	2019
	Anesthesia services	Product sales	Other	Total
Finance expense	$2,994,654	$—	$3,614,964	$6,609,618
Stock based compensation expense	$481,240	$318,554	$177,168	$976,962
Depreciation and amortization expense	$34,908,764	$25,534	$74,772	$35,009,070

20.	Subsequent events:

Acquisition by WELL Health Technologies Corp

On February 6, 2021, the Company signed a definitive arrangement agreement (the “Arrangement Agreement”) with Well Health Technologies Corp (“WELL Health” or “WELL”), pursuant to which WELL Health will acquire all of the issued and outstanding shares of CRH for US$4.00 per share (the “Arrangement”).

The Arrangement, which is to be carried out by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia), will require the approval of: (i) two-thirds of the votes cast by shareholders of the Company; and (ii) two-thirds of the votes cast by shareholders, holders of stock options and holders of restricted share units, voting together as single class. The Company’s directors and officers, holding an aggregate of approximately 2.1% of the outstanding common shares of the Company, have each entered into voting support agreements to vote their shares in favor of the Acquisition.  Completion of the Acquisition will also be subject to court and regulatory approvals and clearances, as well as other customary closing conditions. Subject to the satisfaction of such conditions, the Acquisition is expected to be completed during the second quarter of 2021.

The Arrangement contains certain customary provisions, including covenants in respect of non-solicitation of alternative acquisition proposals, a right to match any superior proposals for WELL Health and a termination fee of $10 million payable to WELL in certain circumstances. The Acquisition Agreement also provides for a reverse termination fee of $10 million payable to CRH in the event of certain breaches of a representation, warranty or covenant by WELL Health.

Oak Tree Anesthesia Associates LLC Acquisition

On February 9, 2021, a subsidiary of the Company entered into an asset contribution and exchange agreement to acquire a 100% interest in Oak Tree Anesthesia Associates LLC (“Oak Tree”), a gastroenterology anesthesia services provider in New Jersey. The purchase consideration, paid via cash, for the acquisition of the Company’s interest was $3,250,000 plus deferred acquisition costs of $66,182. The provisional cost allocation of the exclusive professional services agreement which was acquired as part of this acquisition is $3,316,182.

UD Management Services Agreement

On February 22, 2021 a subsidiary of the Company entered into a five-year exclusive Management Services Agreement with United Digestive (“UD”).  Under this agreement, the Company will earn a fee for managing UD’s anesthesia service.  The agreement is effective November 1, 2021.

FDHS Startup Joint Venture

On March 1, 2021, the Company entered into a startup joint venture, whereby the Company will own a 51% interest in a gastroenterology anesthesia practice located in Largo, Florida.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2020, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, under the supervision of the board of directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management has concluded that our internal control over financial reporting was not effective as at December 31, 2020, due to material weaknesses in our internal control over financial reporting described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not have effective continuous risk assessment processes and there were insufficient resources to adequately assess risk.  As a result:

•

We were unable to rely on internal controls within the service organization used to process our anesthesia claims and revenue because that service organization did not provide a third-party attestation report with regard to internal controls over those processes and our existing review controls did not operate at a sufficient level of precision to compensate for this deficiency.  This deficiency did not result in adjustments to the consolidated financial statements; and

•

The Company had a combination of control deficiencies within its information technology (“IT”) general and application controls across the systems supporting the Company’s financial reporting processes, including access controls related to maintaining appropriate segregation of duties and super-user access.  We have concluded that process-level automated controls and manual controls that were dependent upon IT general controls, information and data derived from impacted IT systems were ineffective because they could have been adversely impacted. This deficiency was pervasive in nature. This deficiency did not result in adjustment to the consolidated financial statements.

Additionally, the Company did not involve personnel with sufficient knowledge and practical experience in performing the discounted cash flow model utilized in the impairment evaluation of intangible assets.  Discounted cash flow modelling, and the judgments surrounding cash flow inputs used, requires significant judgment and expertise in the field of fair value modelling. Specifically, the discounted cash flow modelling utilized in the impairment evaluation included certain cash flows that should have been excluded.  This resulted in a $2.6 million understatement of the impairment charge initially recorded to intangible assets. The understatement has been corrected in the Company’s audited consolidated financial statements.

Each of these deficiencies creates a reasonable possibility that a material misstatement in the consolidated financial statements will not be prevented or detected on a timely basis.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses that were identified in the fourth quarter but that arose earlier in 2020, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

Management, with oversight from the Audit Committee of our Board of Directors, will implement remediation measures related to analyzing key risks in the business and designing and implementing the key controls that mitigate those risks, including monitoring controls related to service organizations and general IT general and application controls as noted below.

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has reached an agreement with the service organization to provide a System and Organization Controls (SOC) 1 Type 2 compliance report in 2021 to allow for Management’s monitoring of controls related to the design and operating effectiveness of anesthesia claims and revenue processing.  Management will review the SOC 1 Type 2 compliance report to assess design and operating effectiveness of internal controls over the service organization’s processing of our anesthesia claims and revenue.

Additionally, to remediate material weaknesses identified within our IT general and application controls, the Company will be working internally to reduce super-user access to key financial reporting systems to a limited number of non-finance users and thus create more robust segregation of duties.

With respect to the material weakness identified in the Company’s impairment analysis process, management believes this material weakness in internal controls is an isolated event and not pervasive in nature.  Management is committed to remediating the material weakness in a timely manner.  The remediation plan includes engaging additional resources or specialists with valuations knowledge to aid in situations where fair value modelling is required.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Board currently consists of five directors: Brian Griffin, Dr. David Johnson, Todd Patrick, Ian Webb and Dr. Tushar Ramani. Each director will hold office until the next annual general meeting or until that person otherwise sooner ceases to be a director. The following table provides information with respect to each of our directors as of the date of this filing.

Brian Griffin, Director, Vero Beach, Florida USA

Brian Griffin is 62 years old and was appointed as director on April 22, 2020.

Mr. Griffin currently serves as the Chief Executive Officer of Advanced Dermatology and Cosmetic Surgery. Before joining Advance Dermatology and Cosmetic Surgery Mr. Griffin served as Chairman and Chief Executive Officer of Diplomat Pharmacy, Inc., one of the nation’s largest independent Specialty Pharmacies and Pharmacy Benefit Managers (PBM), until it was recently acquired by United Health Group. Previously, Mr. Griffin joined Anthem, Inc., in 2013, initially as President and Chief Executive Officer of Empire Blue Cross Blue Shield, New York’s largest health insurer. In 2014, he assumed the additional responsibility of managing Anthem’s enterprise-wide national pharmacy business. Ultimately, Mr. Griffin assumed the role of President of Anthem’s $40B+ in revenue Commercial & Specialty businesses including its 14 Blue Cross and Blue Shield Plans nationally. Thereafter, Mr. Griffin launched and became Chief Executive Officer of IngenioRx, Anthem’s newly created national PBM.

Mr. Griffin currently serves on the Board of Trustees of Visiting Nurse Association Health Group in Holmdel, N.J., where he most recently served as Chairman for over six years. He earned his Bachelor’s degree from Seton Hall University.

Other Public Board Affiliations: None

Member of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee Independent Director
Dr. David Johnson, Director, Norfolk, Virginia, USA

Dr. Johnson is 66 years old and was appointed to the Board on June 1, 2010.

Since 1989, Dr. Johnson has been a partner of Gastrointestinal and Liver Specialists of Tidewater PLLC, in Norfolk, VA. In addition, Dr. Johnson currently serves as Professor of Medicine, Chief of Gastroenterology, in Eastern Virginia Medical School.

Dr. Johnson is Board-certified in Internal Medicine and Gastroenterology and is a past President of the American College of Gastroenterology, as well as a Master of the American College of Physicians. He has authored more than 600 papers in the field of gastroenterology.

Other Public Board Affiliations: None.

Independent Director
Todd Patrick, Director, Bellevue, Washington, USA

Mr. Patrick is 58 years old and was appointed to the Board on May 25, 2006.

In addition, Mr. Patrick currently serves as President/ Chief Executive Officer and member of the Board of Directors of Armata Pharmaceuticals, Inc.

Before joining Armata Pharmaceuticals, Inc., Mr. Patrick was the President and Board member of ID Biomedical Corporation from 1994 until 2006, when the company was acquired by GlaxoSmithKline. Prior to ID Biomedical, Mr. Patrick was the Director of the Office of Intellectual Property Administration at the University of California, Los Angeles (UCLA), where he was responsible for the patenting and licensing of intellectual property arising out of UCLA.

Mr. Patrick has been involved in several start-ups and has helped raise over $600 million in equity or debt capital. He has participated in several mergers and acquisitions, including the sale of ID Biomedical for $1.7 billion.

Other Public Board Affiliations: Armata Pharmaceuticals, Inc

Member of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee Independent Director
Ian Webb, Lead Director, Vancouver, BC, Canada

Mr. Webb is 70 years old and was appointed to the Board on May 25, 2006.

Mr. Webb is a retired partner of the law firm of Borden Ladner Gervais LLP, (“BLG”), where he practiced in the areas of corporate and securities law, with an emphasis on the legal requirements of public companies. He retired from BLG in 2010. Prior to joining CRH, Mr. Webb was also a member of the Board of Directors of ID Biomedical Corp.

Mr. Webb was admitted to the British Columbia bar in 1982, after graduating from Osgoode Hall Law School at York University with a Bachelor of Laws in 1981. Prior to that, he received a Master of Science in Theoretical Physics from the University of Saskatchewan in 1976.

Other Public Board Affiliations: Sunniva Inc.

Member of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee Independent Director
Dr. Tushar Ramani, CEO and Chair of the Board of Directors, Palm Beach Gardens, Florida, USA

Dr. Ramani is 56 years old and became the CEO and was appointed to the Board on April 9, 2019.

Prior to CRH, Dr. Ramani worked for Summit Partners’ Executive-in-Residence program, working with Summit’s Healthcare & Life Sciences team to identify new investment opportunities within growth-stage healthcare companies, as well as to evaluate prospects of current investments. In connection with that appointment, he was named Chief Executive Officer of portfolio company, MedOptions, Inc., the nation’s largest behavioral health services provider to post-acute care facilities, in 2018 and served in that capacity until April 2019.

Prior to Summit Partners Dr Ramani was co-founder and president of Anesthetix Management, LLC, a national provider of comprehensive anesthesiology and pain management solutions to hospitals and surgery centers, which was acquired by TeamHealth Holdings, Inc., a physician services organization listed on the NYSE at that time. Dr. Ramani remained as President of TeamHealth’s Anesthesia Division, growing it to over $300 million in revenue.

Dr Ramani attended Jefferson Medical College in Philadelphia, interned at Morristown Memorial Hospital, and completed residency in Anesthesiology and Interventional Pain Management at Mount Sinai Medical School, New York.

Other Public Board Affiliations: None.

Non-Independent Director(1)

(1)	See “Statement of Corporate Governance Practices – The Board” below.

Executive Officers

The following table provides information with respect to our executive officers as of the date of this filing.

Name	Residence	Age	Position(s)
Dr. Tushar Ramani	Palm Beach Gardens, Florida, USA	56	Chief Executive Officer and Director

Richard Bear	Washington, USA	58	Chief Financial Officer
James Kreger	Georgia, USA	52	President, CRH Anesthesia

Biographical Information

The following is biographical information as of the date of this filing for our executive officers, other than Dr. Tushar Ramani, whose biographical information is included above.

Richard Bear

Mr. Bear has been an officer of the Company since March of 2006. Prior to joining CRH, Mr. Bear worked at ID Biomedical Corporation as Chief Financial Officer until 2005, when that company was acquired by GlaxoSmithKline. Since joining CRH, Mr. Bear has planned and executed all of our financial transactions including capital private placement, debt issuance and restructuring, establishment and extension of our existing credit facility with US and Canadian financial institutions, and listing of our shares on the NYSE Market. Since December of 2014, Mr. Bear has also been involved in the negotiation of CRH Anesthesia’s acquisitions. He is responsible for acquisition financing, as well as the accounting and financial integration of CRH Anesthesia Management’s acquisitions into our organization. Mr. Bear has a degree in Business Administration from the University of Washington and has received a Certified Public Accountant (CPA inactive) designation.

James Kreger

Mr. Kreger joined CRH as President of CRH Anesthesia in July of 2016. Mr. Kreger has over 25 years of diversified experience, focusing on Business Development and Operations. Prior to joining CRH, he held the role of Vice President of Development for the Ambulatory Surgery Division at Hospital Corporation of America (HCA). Mr. Kreger received a BA in Finance at Michigan State University and a MBA at Wayne State University.

Corporate Governance

Code of Business Conduct and Ethics

The Board has adopted a written Code of Business Conduct and Ethics (the “Code”) governing directors, officers and employees. The Board monitors compliance with the Code by charging management with bringing to the Board’s attention any issues that arise with respect to the Code. During the previous fiscal year, no allegations of misconduct in relation to the Code were brought to the Board’s attention.

Under the Code, our directors, officers and employees are prohibited from trading securities of the Company while in possession of material, non-public information about the Company. A copy of the Code is available on the Company’s website at https://investors.crhsystem.com and under the Company’s profile on SEDAR at www.sedar.com. We intend to post on our website any amendments or waivers to the Code requiring disclosure under applicable SEC or stock exchange rules.

Except as otherwise disclosed herein, the Company has no contracts or other arrangements in place, which any of its directors or officers has a material interest in, and does not anticipate entering into any such arrangement. If any such arrangement were to arise, it would first be considered by the Audit Committee and then be subject to the approval of the Board (in each case, without the participation of the director who would have the material interest in question).

Audit Committee

The Audit Committee is currently comprised of the following individuals:

Name	Independent/non- independent(1)	Financially literate or not financially literate(2)	Relevant education and experience
Todd Patrick, Chair	Independent	Financially literate and audit committee financial expert(3)	Currently Chief Executive Officer and director at Armata Pharmaceuticals, Inc., Master's of Business Administration with a Finance Concentration
Brian Griffin	Independent	Financially literate	Currently Chief Executive Officer of Advanced Dermatology and Cosmetic Surgery.
Ian Webb	Independent	Financially literate	Previously solicitor practicing corporate law and director of ID Biomedical Corporation

(1)

A member of an audit committee is independent if the member has no direct or indirect material relationship with the Company, which could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment.

(2)

An individual is financially literate if he has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Company’s financial statements.

(3)	The Company has determined that Todd Patrick is an “audit committee financial expert” as described in Section 407 of the Sarbanes-Oxley Act of 2002.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the SEC and the NYSE American.

Based  solely upon a review of the Form 3, 4 and 5 filings by reporting persons, the Company is not aware of any failure to file on a timely basis any Form 3, 4 or 5 during the most recent fiscal year by the Company’s reporting persons, other than the following: Brian Griffin filed on May 26, 2020 a Form 3 which was due on May 4, 2020; James Kreger filed on August 17, 2020 a Form 4 reporting an acquisition of common shares and a disposition of commons shares which was due on August 14, 2020; Dr. Tushar Ramani filed on October 8, 2020 a Form 4 reporting an acquisition of restricted share units which was due on September, 14, 2020; Richard Bear filed on October 8, 2020 a Form 4 reporting an acquisition of restricted share units which was due on September, 14, 2020; James Kreger filed on October 8, 2020 a Form 4 reporting an acquisition of restricted share units which was due on September, 14, 2020; Richard Bear filed on December 14, 2020 a Form 4 reporting an acquisition of common shares which was due on December 10, 2020; James Kreger filed on December 14, 2020 a Form 4 reporting an acquisition of common shares and a disposition of commons shares which was due on December 9, 2020; and James Kreger filed on March 11, 2021 a Form 4 reporting an acquisition of restricted share units which was due on June 17, 2019.

Item 11.	Executive Compensation

Summary Compensation Table

In accordance with the scaled disclosure requirements available to smaller reporting companies under U.S. securities laws, we are providing certain compensation information for the three individuals who are our “named executive officers” for 2020, our Chief Executive Officer and our two other most highly compensated executive officers who were serving at year-end.  All dollar amounts are reported in United States dollars unless otherwise indicated.

Name and Principal position	Year	Salary ($)	Stock awards ($)(5)	Option awards ($)(4)	Nonequity incentive plan compensation ($)(5)	All other compensation ($)(6)	Total ($)
Tushar Ramani, Chief Executive Officer(1)	2020 2019	$520,000 $364,384	$287,154 $2,691,070	- $714,700	$260,000 $365,384	- $250,000	$1,067,154 $4,376,538
Richard Bear, Chief Financial Officer(2)	2020 2019	$400,000 $385,000	$190,376 $352,872	- -	$160,000 $138,600	- -	$750,376 $876,472
James Kreger, President Anesthesia(3)	2020 2019	$320,500 $315,000	$119,673 $248,419	- -	$96,150 $51,386	- -	$536,323 $614,805

(1)

Dr. Ramani became Chief Executive officer on April 8, 2019. On April 8, 2019, Dr. Ramani received 1,000,000 time-based share units that vest on April 8, 2023. Dr. Ramani also received 500,000 options that vest over four years and terminate April 8, 2029. On September 10, 2020 Dr. Ramani received 40,000 time-based share units that vest on March 15, 2021 and on December 20, 2020 Dr. Ramani received 90,000 time-based share units outstanding that vest annually over four years.

(2)

On December 23, 2019, Mr. Bear received 100,000 time-based share units outstanding that vest annually over four years. On September 10, 2020 Mr. Bear received 30,000 time-based share units that vest on March 15, 2021 and on December 20, 2020 Mr. Bear received 56,000 time-based share units outstanding that vest annually over four years.

(3)

On June 13, 2019, Mr. Kreger received 50,000 time-based share units that vest over four years. On December 23, 2019, Mr. Kreger received 30,000 time-based share units that vest over four years. On September 10, 2020 Mr. Kreger received 20,000 time-based share units that vest on March 15, 2021 and on December 20, 2020 Mr Kreger received 34,000 time-based share units outstanding that vest annually over four years.

(4)	Assumptions used in the calculation of these amounts are included in Note 13 to the notes to consolidated financial statements for the year ended December 31, 2020, included in our Annual Report.
(5)	Non equity incentive plan compensation are based on qualitative and quantitative goals established by the Compensation Committee of the Board of Directors.
(6)

"All Other Compensation" includes a severance payment to Mr. Wright comprised of 18 months’ salary, medical benefits and life insurance premiums. "All Other Compensation" also includes a signing bonus for Dr. Ramani of $250,000 in connection with his becoming Chief Executive Officer.

For a discussion of the employment contracts governing nonequity incentive plan compensation, see “Executive Employment Arrangements and Termination and Change in Control Benefits,” below.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table lists all outstanding equity awards outstanding held by our named executive officers as of December 31, 2020.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price (CDN$)	Option Exercise price ($)(1)	Option Expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)
Tushar Ramani	04/08/2019	500,000	375,000	$3.56	$2.79	04/08/2029	1,130,000	2,643,746
Richard Bear	01/23/2014	350,000	-	$0.70	$0.55	01/24/2024	741,000	1,733,642
James Kreger	-	-	-	-	-	-	396,500	927,651

(1)	Canadian dollar amounts have been converted to U.S. dollars based on the average daily rate of exchange on December 31, 2020 of US$1.00 = CDN$1.2732, as quoted by the Bank of Canada.
(2)

Mr Ramani has 1,000,000 time-based share units outstanding that vest on April 8, 2023, 40,000 time-based share units that vest on March 15, 2021, and 90,000 time-based share units that vest annually over the next four years. Dr. Ramani has 500,000 stock options. Mr. Bear has 550,000 performance-based share units, 275,000 of which vest when the share price reaches CAD$15.00 and 275,000 of which vest when the share price reaches CAD$20.00, in each case for any thirty trading days. Mr. Bear also has 191,000 time-based share units outstanding; 60,000 vest in 2021; 75,000 vest annually over the next three years and 56,000 vest annually over the next four years. Mr. Kreger has 250,000 performance-based share units, 100,000 of which vest when EBITDA attributable to shareholders in any fiscal year is $100,000,000 and 150,000 of which vest when EBITDA attributable to shareholders in any fiscal year is $150,000,000. Additionally, Mr. Kreger also has 146,500 time-based share units outstanding; 32,500 vest in 2021; 80,000 vest annually over the next three years; and 34,000 vest annually over the next four years.

(3)	Value of the market or payout value of share-based awards that have not vested is calculated based upon the closing price of the common shares on the NYSE American of $2.33 on December 31, 2019.

The Board has adopted an executive compensation clawback policy pursuant to which the Company may claw back performance-based compensation in certain situations.

Executive Employment Arrangements and Termination and Change in Control Benefits

Termination of Employment, Change in Responsibilities, and Employment Contracts

On April 8, 2019 Edwards Wright’s employment with the Company was terminated. In accordance with Mr. Wright’s employment agreed dated August 18, 2006 (and as most recently amended on January 8, 2019), Mr. Wright was provided a payment equal to 18 months of salary payment plus any other amounts accrued and owing, group benefit coverage for 18 months, and reimbursement of life insurance premiums for a period of 18 months. Mr. Wright’s contract provides for continuing confidentially and non-disclosure obligations in accordance with industry standards.

The Company has an employment contract with Tushar Ramani (our Chief Executive Officer, or “CEO”) dated April 8, 2019, which provides for an annual salary plus an annual bonus, which is based upon certain metrics and is at the Company’s sole discretion and shall equal up to 100% of the annual salary. The employment contract provides for termination payments to be made to the CEO as follows: (i) in the event of death or disability of the CEO, the Company will pay to the CEO an amount equal to six months’ salary; and (ii) in the event of termination of the CEO by the Company without cause, the Company will provide an amount equal to a minimum of 12 months to a maximum of 18 months’ salary plus a bonus, medical premiums for a minimum of 12 months to a maximum of 18 months; and (iii) in there is a liquidity event, as a result of a change of control of the Company, the Company will pay to the CEO an bonus ranging from $5,000,000 to 10,000,000 depending on the share price of the liquidity event. If the CEO’s employment was terminated on the last business day of the most recently completed financial year, he would have been entitled to receive $260,000 if the triggering event in (i) above occurred, and $845,000 if the triggering event in (ii) above occurred.

The Company has an employment contract with Richard Bear (most recently amended on February 12, 2019), the Chief Financial Officer (“CFO”), which provides for an annual salary plus an annual bonus, which is based upon certain metrics and is at the Company’s sole discretion and shall equal 40% of the annual salary. The employment contract provides for termination payments to be made to the CFO as follows: (i) in the event of death or disability of the CFO, the Company will pay to the CFO an amount equal to six months’ salary; and (ii) in the event of termination of the CFO by the Company without cause, or if the CFO terminates his employment for good reason or terminates his employment without good reason after July 1, 2020, the Company will provide an amount equal to 18 months’ salary plus a bonus and medical premiums; and (iii) in the event of termination of the CFO as a result of a change of control of the Company, the Company will pay to the CFO an amount equal to 24 months’ salary plus a bonus. If the CFO’s employment was terminated on the last business day of the most recently completed financial year, he would have been entitled to receive $200,000 if the triggering event in (i) above occurred, $840,000 if the triggering event in (ii) above occurred, and $1,120,000 if the triggering event in (iii) above occurred.

On June 23, 2016 (effective date July 11, 2016), the Company signed an employment contract with James Kreger, the President of Anesthesia, which provides for an annual salary plus an annual bonus, which at 100% achievement of the established performance milestones and business growth targets shall equal 30% of the annual salary, but which shall not be capped at 30% of the annual salary. The employment contract provides for termination payments to be made in the event the Company terminates employment without cause, if Mr. Kreger terminates for good reason, or if employment is terminated because of a change of control. The termination payment is continuation of base salary for 12 calendar months and any unpaid prorated bonus, should any exist, for the fiscal year ending immediately prior to the effective date of termination. In the event of a termination Mr. Kreger’s contract provides for continuing confidentially and non-disclosure obligations in accordance with industry standards. If Mr. Kreger’s employment was terminated on the last business day of the most recently completed financial year for the reasons specified above, he would have been entitled to receive $416,650.

For each of Mr. Bear and Mr. Kreger, upon a change of control, any unvested share units granted prior to June 8, 2017 and any outstanding Options will be deemed to be vested. Any share units granted to each of the three executives on or after June 8, 2017 generally will vest upon a termination by the Company without “cause” or by the executive for “good reason” within one year following a change in control, provided that in the event that any share units are subject to performance-based vesting conditions, then the vesting of such share units shall accelerate only to the extent that any performance-based vesting conditions have been satisfied and further provided that if a performance-based vesting condition is, in the Board’s discretion, capable of being partially performed, then vesting shall be accelerated on a pro rata basis to reflect the degree to which the vesting condition has been satisfied, as determined by the Board.

Director Compensation

Narrative Discussion

The compensation paid to the Board is designed to (i) attract and retain the most qualified people to serve on the Board and its committees, (ii) align the interests of the Board with those of its shareholders, and (iii) provide appropriate compensation for the risks and responsibilities related to being an effective director. This compensation is recommended to the Board by the Compensation Committee. Directors’ compensation is comprised of an annual retainer, meeting fees and a long-term component consisting of share units. Directors’ compensation is included in the mandate of the Compensation Committee. Directors’ compensation is subject to the approval of the Board. Directors who are members of management do not receive compensation for serving as directors. The Board has also adopted an insider trading policy, pursuant to which the directors, officers and employees of the Company are prohibited from, among other things, engaging in hedging transactions that may allow such persons to continue to own securities of the Company without the full risks and rewards of ownership.

Each non-management Director receives an annual retainer of $25,000 and meeting fees of $1,500 for each meeting attended in person and $750 for each meeting attended by telephone. In addition to the annual retainer, an Independent Board Chair qualifies for an additional annual retainer of $25,000, the Audit Committee Chair receives an additional annual retainer of $15,000, and the Corporate Governance and Nominating Committee Chair and Compensation Committee Chair each receives an additional annual retainer of $7,500. The Lead Director also receives an additional annual retainer of $15,000. All director fees are paid in U.S.

currency. Reasonable expenses incurred in connection with attending to Board matters are reimbursed. Directors may be eligible for additional fees for extraordinary Board work. Directors are also eligible to receive stock options and share units under the Company’s Amended and Restated 2009 Stock Option Plan (the “Stock Option Plan”) and the 2017 Share Unit Plan (the “Share Unit Plan”) amended and approved in June 2020. The following table presents the compensation awarded to, earned by or paid to our directors (other than Tushar Ramani and Edward Wright, whose compensation is provided in the Summary Compensation Table above) for the year ended December 31, 2020. We do not currently have director compensation in the form of share-based awards (other than share units), non-equity incentive plan compensation or non-qualified deferred compensation.

Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	All other compensation ($)	Total ($)
Anthony Holler(2)	$12,214	-	-	$12,214
Todd Patrick(3)	$48,250	$45,196	$150,000	$243,446
Ian Webb(4)	$55,161	$45,196	-	$100,357
David Johnson(5)	$27,250	$45,196	-	$72,446
Brian Griffin(6)	$28,411	$144,644		$173,055

(1)	Assumptions used in the calculation of these amounts are included in Note 13 to the notes to consolidated financial statements for the year ended December 31, 2020, included in our Annual Report.
(2)	Dr. Holler resigned from the Board on March 19, 2020.
(3)	As of December 31, 2020, Mr. Patrick held 20,000 unvested share units.
(4)	As of December 31, 2020, Mr. Webb held 20,000 unvested share units.
(5)	As of December 31, 2020, Mr. Johnson held 20,000 unvested share units.
(6)	As of December 31, 2020, Mr. Griffin held 70,000 unvested share units
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of CRH shares as of March 12, 2021 (except as otherwise noted) and shows the number of CRH shares and percentage of outstanding CRH shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of the CRH shares;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person or entity who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants, or upon conversion of convertible securities held by that person that are exercisable or convertible within 60 days of the determination date, which in the case of the following table is March 12, 2021. CRH shares issuable pursuant to exercisable or convertible securities are deemed to be outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 71,620,447 CRH shares outstanding as of March 12, 2021. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all CRH shares shown as beneficially owned by them, and none of the CRH shares beneficially owned by our directors and executive officers was pledged.

Name and Address of Beneficial Owner	Beneficial Ownership
	Number of CRH Shares	Percentage of Class
Five Percent and Greater CRH shareholders:
Nantahala Capital Management, LLC(1)	6,892,005	9.6%
Beutel, Goodman & Company Ltd.(2)	5,348,770	7.5%
Magnetar Financial LLC(3)	4,920,270	6.9%
Directors and Named Executive Officers:
Richard Bear(4)	748,000	1.0%
Dr. David Johnson(5)	423,900	*
James Kreger (6)	96,088	*
Todd Patrick(7)	500,000	*
Ian Webb (8)	185,800	*
Dr. Tushar Ramani (9)	290,000	*
Brian Griffin	-	-
All executive officers and directors as a group (7 persons)	2,243,788	3.1%

*Represents holdings of less than one percent of the outstanding CRH shares.

(1)

Based on information set forth in the Schedule 13G/A filed by Nantahala Capital Management, LLC with the SEC on February 16, 2021. Nantahala Capital Management, LLC reported that, as of December 31, 2020, it was deemed to have shared voting power and shared dispositive power for 6,892,005 CRH shares, all of which were held by funds and separately managed accounts under its control. Nantahala Capital Management, LLC further reported that, as the managing members of Nantahala Capital Management, LLC, each of Mr. Wilmot B. Harkey and Mr. Daniel Mack may also be deemed to be a beneficial owner of those shares. The address for Nantahala Capital Management, LLC is 130 Main St., 2nd Floor, New Canaan, CT 06840.

(2)

Based on information set forth in the Schedule 13G filed by Beutel, Goodman & Company Ltd. with the SEC on February 11, 2021. Beutel, Goodman & Company Ltd. reported that, as of December 31, 2020, shares it was deemed to have sole voting power for 4,994,250 CRH shares and sole dispositive power for 5,348,770 CRH shares, all of which are owned by its investment advisory clients. The address for Beutel, Goodman & Company Ltd. is 20 Eglinton Avenue West, Suite 2000, Toronto, Ontario, M4R 1K8, Canada.

(3)

Based on information set forth in the Schedule 13D filed by Magnetar Financial LLC with the SEC on March 6, 2021. Magnetar Financial LLC reported that, as of February 24, 2021, it was deemed to have shared voting power and shared dispositive power for 4,920,270 CRH, all of which were held by funds and separately managed accounts under its control. The address for Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(4)	Consists of 368,000 common shares, 350,000 vested stock options, and 30,000 share units vesting on March 17, 2021.
(5)	Consists of 423,900 common shares.
(6)	Consists of 76,088 common shares and 20,000 share units vesting on March 17, 2021.
(7)	Consists of 495,313 common shares and 4,687 vested stock options.
(8)	Consists of 160,800 common shares and 25,000 vested stock options.
(9)	Consists of 125,000 vested stock options, 125,000 stock options vesting on April 8, 2021, and 40,000 RSU’s vesting on March 17, 2021.

Equity Compensation Plan Information

The Stock Option Plan and the Share Unit Plan are the only equity compensation plans of the Company. The following table sets forth summary information relating to our equity compensation plans as of December 31, 2020:

Plan category	Number of Common Shares to be issued upon exercise of outstanding options and share units	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,266,249	$1.82	1,826,096
Equity compensation plans not approved by securityholders	-	-	-
Total	4,266,249	$1.82	1,826,096

Potential Change in Control

See the description of the Arrangement Agreement contained under Item 7 of this Annual Report on Form 10-K under the heading “Acquisition by WELL Health – February 2021,” which description is incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Other than the compensation arrangements disclosed above under “Executive Compensation,” since January 1, 2019, there have not been, nor are there any proposed transactions with related parties to which we are party and which we are required to disclose pursuant to the rules of the SEC and the Canadian Securities Administrators.

Policy Regarding Related Party Transactions

All transactions between us and our officers, directors, principal shareholders and their affiliates must be approved by the Audit Committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct and Ethics, as discussed above.

Board of Directors Independence Determination

The Board has determined that four of the current directors, Messrs. Griffin, Johnson, Patrick and Webb, meet the independence requirements under the NYSE American listing rules and Canadian National Instrument 58-101. The Board has concluded that one director, Dr. Ramani, is not independent, as he is the CEO.

The Company has taken steps to ensure that adequate structures and processes are in place to permit the Board to function independently of management. The directors can request at any time a meeting restricted to independent directors for the purpose of discussing matters independently of management. The independent directors generally meet without management at each quarterly meeting of the directors.

In addition, the Board has appointed Mr. Webb as Lead Director to facilitate the functioning of the Board independently of management of the Company and provide independent leadership to the Board.

Item 14.	Principal Accounting Fees and Services

External Auditor Service Fees

KPMG has served as our independent registered public accounting firm since 2008.

All fees billed by KPMG LLP, the Company’s external auditor, during the two most recently completed financial years are as follows:

	Year ended December 31, 2020 (CDN)	Year ended December 31, 2019 (CDN)
Audit Fees	$1,466,000	$551,000
Audit-Related Fees	-	-
Tax Fees	$345,000	$239,000
All Other Fees	-	-
Total	$1,811,000	$790,000

Audit Fees: All services performed by KPMG LLP in connection with the audit of annual consolidated financial statements, reviews of quarterly consolidated statements, of the Company, including services performed to comply with generally accepted auditing standards.

Audit-Related Fees: All assurance and related services reasonably related to the performance of the audit or review of financial statements or other services traditionally performed by the auditor but are not reported under the heading Audit Fees above. There were no fees paid to KPMG LLP that would be considered “Audit-Related Fees” in 2020 and 2019.

Tax Fees: All services performed by KPMG LLP in connection with tax planning, compliance and advice.

Pre-Approval Policies and Procedures

The Audit Committee is authorized by the Board to review the performance of the Company’s external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including reviewing the range of services provided in the context of all consulting services bought by the Company. The Audit Committee is authorized to approve any non-audit services or additional work which the Chair of the Audit Committee deems as necessary who will notify the other member of the Audit Committee of such non-audit or additional work.

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

2.1

Arrangement Agreement, dated as of February 6, 2021, by and among CRH Medical Corporation, Well Health Technologies Corp., Well Health Acquisition Corp. and 1286392 B.C. Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-37542, originally filed with the SEC on February 6, 2021)*

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

10.11#

Amendment to 2017 Share Unit Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A Proxy Statement Pursuant to Section 14(a) (File No. 001-37542), originally filed with the SEC on May 6, 2020).

14.1

Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37542, originally filed with the SEC on March 13, 2019).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.
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

Dated: March 16, 2021	CRH MEDICAL CORPORATION

	By:	/s/ Tushar Ramani
		Name:	Tushar Ramani
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ Tushar Ramani Tushar Ramani	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021

/s/ Richard Bear Richard Bear	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2021

/s/ Brian Griffin Brian Griffin	Director	March 16, 2021

/s/ David Johnson David Johnson	Director	March 16, 2021

/s/ Todd Patrick Todd Patrick	Director	March 16, 2021

/s/ Ian Webb Ian Webb	Director	March 16, 2021